Form 10-Q
period 2021-06-30
Nuvalent, Inc.
filed 2021-09-08
CIK 1861560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM

10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40671

NUVALENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-5112298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Broadway, 14 th Floor Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (857)
357-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock, par value $0.0001 per share	NUVL	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No

☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of August 31, 2021, the registrant had 42,848,715 shares
of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form
10-Q
include, but are not limited to, statements about:

•
the initiation, timing, progress, results, and cost of
NVL-520
and
NVL-655,
as well as our discovery programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our current and future programs;

•	the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

•	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;

•	the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs and final FDA approval of our current product candidates or any future product candidates;

•	the timing, scope or likelihood of foreign regulatory filings and approvals;

•
our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs and from one indication to our other indications;

•
our estimates of the number of patients that we will enroll and our ability to initiate, recruit and enroll patients in and conduct and successfully complete our clinical trials at the pace that we project;

•	our ability to scale-up our manufacturing and processing approaches to appropriately address our anticipated commercial needs, which will require significant resources;

•	our ability to maintain and further develop the specific shipping, storage, handling and administration of NVL-520 and NVL-655 at the clinical sites;

•	our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;

•	our ability to take advantage of accelerated regulatory pathways for our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our ability to commercialize our product candidates, if approved, including the geographic areas of focus and sales strategy;

•	the pricing and reimbursement of our product candidates, if approved;

•	the implementation of our business model, and strategic plans for our business, product candidates, and technology;

•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

•	estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;

•	the period over which we estimate our existing cash will be sufficient to fund our future operating expenses and capital expenditure requirements;

•	future agreements with third parties in connection with the development and commercialization of our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our financial performance;

•	the rate and degree of market acceptance of our product candidates;

i

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately

•	our ability to produce our product candidates with advantages in turnaround times or manufacturing cost;

•	our competitive position and the success of competing therapies that are or may become available;

•	our need for and ability to attract and retain key scientific, management and other personnel;

•	the impact of laws and regulations;

•	our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act;

•	developments relating to our competitors and our industry;

•
the effect of the
COVID-19
pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and

•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”
In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form
10-Q.
If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form
10-Q
and the documents that we reference in this Quarterly Report on Form
10-Q
and have filed with the Securities and Exchange Commission thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
The forward-looking statements in this Quarterly Report on Form
10-Q
represent our views as of the date of this Quarterly Report on Form
10-Q.
We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form
10-Q.
This Quarterly Report on Form
10-Q
also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form
10-Q,
their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form
10-Q.

SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the section titled “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on
Form 10-Q and
our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

•
We are very early in our development efforts, have a limited operating history, have not initiated or completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability;

•	We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future;

•	We are very early in our development efforts and our future prospects are substantially dependent on NVL-520 and NVL-655;

•
Our preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization;

•
Our discovery and preclinical development activities are focused on the development of targeted therapeutics for patients with cancer-associated genomic alterations, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to approved or marketable products;

•
In addition to
NVL-520
and
NVL-655,
our prospects depend in part upon discovering, developing and commercializing additional product candidates from our ALK IXDN, HER2 and other discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability;

•
Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our approach to build a pipeline of product candidates with commercial value;

•
We may not be able to submit INDs, CTAs or comparable applications to commence clinical trials on the timelines we expect, and even if we are able to, regulatory authorities may not permit us to proceed;

•
Our product candidates may cause undesirable adverse events when used alone or in combination with other products that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences;

•
If we experience delays or difficulties in the enrollment or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented;

•	The ongoing COVID-19 pandemic could adversely impact our business, including our planned clinical trials and ongoing and planned preclinical studies;

•	We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do;

•
If any of our third-party manufacturers encounter difficulties in production, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented;

•	The market opportunities for any product candidates we develop, if approved, may be limited to certain smaller patient subsets and may be smaller than we estimate them to be;

•	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our product candidates;

•
We have never commercialized a product candidate as a company before and currently lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators;

•	Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight;

•
Where appropriate, we plan to secure approval through the use of accelerated registration pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals;

•
Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to significant losses;

•
Our reliance on a limited number of employees who provide various administrative, research and development, and other services across our organization presents operational challenges that may adversely affect our business;

•
If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval;

•
If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected;

•	We may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful;

•
Third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business;

•	If we are unable to protect the confidentiality of our trade secrets and other proprietary information, our business and competitive position would be adversely affected;

•	If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected;

•
We rely on third parties to conduct our preclinical studies, and plan to rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies;

•	If we decide to establish collaborations, but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans;

•	Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance;

•
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. Three of our directors are affiliated with our principal stockholders;

•	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

Nuvalent, Inc.

v

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NUVALENT, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$138,919	$10,332
Prepaid expenses and other current assets	362	314

Total current assets	139,281	10,646
Deferred offering costs	1,718	—
Other assets	2,503	—

Total assets	$143,502	$10,646

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,798	$1,252
Accrued expenses	2,031	1,171
Preferred stock tranche rights	—	1,957

Total current liabilities	5,829	4,380
Notes payable and accrued interest to stockholder	—	2,235

Total liabilities	5,829	6,615

Commitments and contingencies (Note 9)
Convertible preferred stock (Series A and B), $0.0001 par value; 182,680,791 shares and 112,431,508 shares authorized at June 30, 2021 and December 31, 2020, respectively; 182,680,791 shares and 89,945,206 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; liquidation preference of $187,235 at June 30, 2021	185,413	35,354

Stockholders’ deficit:
Common stock, $0.0001 par value; 228,582,297 shares and 160,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 3,129,384 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,052	842
Accumulated deficit	(48,508)	(31,885)
Promissory note from stockholder	(284)	(280)

Total stockholders’ deficit	(47,740)	(31,323)

Total liabilities, convertible preferred stock and stockholders’ deficit	$143,502	$10,646

The accompanying notes are an integral part of these financial statements.

NUVALENT, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$7,826	$3,657	$13,310	$6,983
General and administrative	2,024	349	2,702	668

Total operating expenses	9,850	4,006	16,012	7,651

Loss from operations	(9,850)	(4,006)	(16,012)	(7,651)

Other income (expense):
Change in fair value of preferred stock tranche rights	—	(4,542)	(635)	4,471
Other income (expense), net	12	(9)	24	(18)

Total other income (expense), net	12	(4,551)	(611)	4,453

Net loss and comprehensive loss	$(9,838)	$(8,557)	$(16,623)	$(3,198)

Net loss per share attributable to common stockholders, basic and diluted	$(3.17)	$(2.82)	$(5.37)	$(1.20)

Weighted average shares of common stock outstanding, basic and diluted	3,106,152	3,037,974	3,095,639	2,675,827

The accompanying notes are an integral part of these financial statements.

NUVALENT, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)
(Unaudited)

	Convertible				Additional		Promissory	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Note from	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholder	Deficit
Balances at December 31, 2020	89,945,206	$35,354	3,129,384	$—	$842	$(31,885)	$(280)	$(31,323)
Issuance of Series A convertible preferred stock	22,486,302	10,000	—	—	—	—	—	—
Conversion of note payable and accrued interest to Series A convertible preferred stock	5,025,604	2,815	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	65	—	—	65
Interest on promissory note from related stockholder party	—	—	—	—	—	—	(2)	(2)
Reclassification of preferred stock tranche rights upon settlement	—	2,592	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	(580)	—	—	(580)
Net loss	—	—	—	—	—	(6,785)	—	(6,785)

Balances at March 31, 2021	117,457,112	50,761	3,129,384	—	327	(38,670)	(282)	(38,625)
Issuance of Series B convertible preferred stock, net of issuance costs of $348	65,223,679	134,652	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	725	—	—	725
Interest on promissory note from related stockholder party	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(9,838)	—	(9,838)

Balances at June 30, 2021	182,680,791	$185,413	3,129,384	$—	$1,052	$(48,508)	$(284)	$(47,740)

The accompanying notes are an integral part of these financial statements.

NUVALENT, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Promissory Note from Stockholder	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	39,351,028	$14,048	2,138,988	$—	$98	$(17,329)	$(25)	$(17,256)
Issuance of Series A convertible preferred stock	28,107,876	12,500	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	623	—	—	623
Reclassification of preferred stock tranche rights upon settlement	—	(1,538)	—	—	—	—	—	—
Net income	—	—	—	—	—	5,359	—	5,359

Balances at March 31, 2020	67,458,904	25,010	2,138,988	—	721	(11,970)	(25)	(11,274)
Stock-based compensation expense	—	—	—	—	29	—	—	29
Issuance of common stock	—	—	952,740	—	—	—	—	—
Issuance of promissory note from related party stockholder	—	—	—	—	—	—	(250)	(250)
Interest on promissory note from related party stockholder	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(8,557)	—	(8,557)

Balances at June 30, 2020	67,458,904	$25,010	3,091,728	$—	$750	$(20,527)	$(276)	$(20,053)

The accompanying notes are an integral part of these financial statements.

NUVALENT, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,623)	$(3,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of preferred stock tranche rights	635	(4,471)
Stock-based compensation expense	790	652
Non-cash interest income on promissory note	(4)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(48)	(77)
Other assets	(2,503)	—
Accounts payable	1,823	641
Accrued expenses	285	513

Net cash used in operating activities	(15,645)	(5,941)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and preferred stock tranche rights, net of issuance costs	144,652	12,500
Issuance of promissory note to founder	—	(250)
Payments of initial public offering costs	(420)	—

Net cash provided by financing activities	144,232	12,250

Net increase in cash and cash equivalents	128,587	6,309
Cash and cash equivalents at beginning of period	10,332	3,016

Cash and cash equivalents at end of period	$138,919	$9,325

Supplemental disclosure of noncash financing information:
Settlement of notes payable and accrued interest for preferred stock	$2,235	$—
Loss on extinguishment of debt	$580	$—
Settlement of preferred stock tranche rights	$2,592	$(1,538)
Deferred offering costs in accounts payable and accrued expenses	$1,298	$—
The accompanying notes are an integral part of these financial statements.

NUVALENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business and Basis of Presentation
Nuvalent, Inc. (the “Company”) is a biopharmaceutical company focused on creating pr
e
cisely targeted therapies for patients with cancer, designed to overcome the limitations of existing therapies for clinically proven kinase targets. The Company was founded in January 2017 as a Delaware corporation. The Company is headquartered in Cambridge, Massachusetts.
The Company is subject to risks similar to those of other
pre-clinical
stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of the global novel coronavirus
(“COVID-19”)
pandemic and the need to obtain adequate additional financing to fund the development of its product candidates. There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained and maintained, that any product candidates will receive required regulatory approval or that approved products, if any, will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
In March 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. The Company’s operations have not been significantly impacted by the
COVID-19
pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
pandemic will have on its financial condition and operations, including planned clinical trials. The impact of the
COVID-19
outbreak on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected.
On July 23, 2021, the Company effected a
one-for-5.38213
reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.
On July 23, 2021, the Company filed an amendment to its amended and restated certificate of incorporation, which effected a recapitalization of the Company’s then outstanding common stock to Class A common stock and authorized an additional new class of common stock (See Note 12).
On August 2, 2021, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 10,612,500 shares of Class A and 600,000 shares of Class B common stock at a public offering price of $17.00 per share, inclusive of 1,462,500 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares.
The Company received net proceeds of approximately $174.2 million after deducting underwriting discounts and commissions and estimated offering costs (see Note 12).
Basis of presentation
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Since its inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, issuance of convertible notes (which converted in 2018), debt financing from its investors (which was settled with convertible preferred stock in February 2021), and most recently, with proceeds from the sale of common stock in the IPO completed in August 2021. The Company has incurred recurring losses since inception, including net losses of $16.6 million for the six months ended June 30, 2021 and $14.6 million for the year ended December 31, 2020. As of June 30, 2021, the Company had an accumulated deficit of $48.5 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that the net proceeds from its IPO, together with its existing cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these financial statements.
The Company will need to obtain additional funding through public or private equity offerings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or programs. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs or the Company may be unable to continue operations. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations when needed or at all.

2. Summary of Significant Accounting Policies
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of common stock, the valuation of stock-based awards, preferred stock tranche rights and the accrual of research and development expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.
Unaudited interim financial information
The balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Registration Statement on Form
S-1,
as amended, File
No. 333-257730
on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 have been made. The Company’s results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Concentrations of credit risk and of significant suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash. As of June 30, 2021 and December 31, 2020, the Company maintained cash balances in excess of federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
The Company is dependent on third-party vendors for the manufacturing of its product candidates. In particular, the Company relies, and expects to continue to rely, on a small number of vendors to manufacture materials and components required for the production of its product candidates. These programs could be adversely affected by a significant interruption in the manufacturing process.
Deferred offering costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process
equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the carrying value of the preferred stock or, for issuances of common stock, in stockholders’ deficit as a reduction of additional
paid-in
capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. As of June 30, 2021, the Company recorded
 $1.7 million of deferred offering costs related to its IPO. The Company had no deferred offering costs recorded as of December 31, 2020.
Fair value measurements
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s preferred stock tranche rights (when outstanding) were carried at fair value, determined according to the fair value hierarchy described above. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.
Classification of convertible preferred stock
The Company’s convertible preferred stock is classified outside of stockholders’ deficit on the balance sheet because the holders of such shares have redemption rights in the event of a deemed liquidation that, in certain situations, is not solely within the control of the Company. Because the occurrence of a deemed liquidation event is not currently probable, the carrying values of the preferred units are not being a
c
creted to their redemption values. If a deemed liquidation event becomes probable, the carrying values of the preferred units would be accreted to redemption values.
Preferred stock tranche rights
The Series A convertible preferred stock purchase agreement provided the investors with the right and obligation to participate in subsequent closings of Series A convertible preferred stock upon the achievement of certain strategic milestones or as determined by the Series A investors (the “Series A Tranche Rights”) (see Note 6). The Series A Tranche Rights met the definition of a freestanding financial instrument as the Series A Tranche Rights were legally detachable and separately exercisable from the Series A convertible preferred stock. The fair value of the Series A Tranche Rights were initially classified as a liability and recorded at fair value. The preferred stock tranche rights were subject to revaluation at each balance sheet date until each Series A Tranche Right was exercised. Such revaluation resulted in the Series A Tranche Rights being recorded as either an asset or a liability depending on the calculated fair value of the Series A Tranche Rights. Changes in fair value were included as a line item within other income (expense) in the accompanying statements of operations and comprehensive loss.
Research and development costs
Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, consulting costs, and external costs of vendors engaged to conduct research, preclinical and clinical development activities.
Costs for research and development activities are expensed in the period in which they are incurred. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid expense or accrued research and development expense. Determining the prepaid and accrued balances at the end of any reporting period incorporates certain judgments and estimates by management that are based on information available to the Company including information provided by vendors regarding the progress to completion of specific tasks or costs incurred.
Stock-based compensation
The Company measures stock options with service-based vesting granted to employees, non-employees
and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Company measures restricted common stock awards using the difference between the purchase price per share of the award, if any, and the fair value of the Company’s common stock at the date of grant. Compensation expense for the awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight-line method to record the expense of awards with service-based vesting conditions. The Company accounts for forfeitures of share-based awards as they occur.
The Company classifies stock-based compensation expense in its statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Net income (loss) per share
The Company follows
the two-class method
when computing net income (loss) per share, as the Company has issued shares that meet the definition of participating securities.
The two-class method
determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings.
The two-class method
requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed using the more dilutive of
(a) the two-class method
or (b) the if converted method. When a gain is recorded pursuant to a change in fair value of the Company’s preferred stock tranche rights during the period, the Company assesses whether the impact of reversing the gain and including the additional securities is dilutive, and if so, will adjust dilutive net income (loss) per share. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted average number of shares of common stock included in the computation of diluted net income (loss) gives effect to all potentially dilutive common equivalent shares, including restricted common stock, outstanding stock options, convertible preferred stock and the convertible preferred stock tranche rights if the effect is dilutive.
The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three and six months ended June 30, 2021 and 2020.
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	As of June 30,
	2021	2020
Convertible preferred stock (as converted to common stock)	33,942,085	12,533,866
Unvested restricted common stock	21,129	50,516
Options to purchase common stock	4,324,108	1,210,597

	38,287,322	13,794,979

Recently issued accounting pronouncements
The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.
In February 2016, the FASB issued ASU
No. 2016-02,
Leases (Topic 842) (“ASU
2016-02”),
which requires lessees to recognize most leases on their balance sheet as a right-of-use
asset and a lease liability. In general, lease arrangements exceeding a twelve-month term must be recognized as assets and liabilities on the balance sheet. Under ASU
2016-02,
a right of use asset and lease obligation is recorded for all leases, whether operating or financing, while the income statement reflects lease expense for operating leases and amortization/interest expense for financing leases. The FASB also issued ASU
2018-10,
Codification Improvements to Topic 842 Leases, and ASU
2018-11,
Targeted Improvements to Topic 842 Leases, which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented. In June 2020, the FASB issued ASU
No. 2020-05,
which grants a
one-year
effective-date delay for nonpublic entities to annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption continues to be permitted. Upon adoption of this guidance, the Company will record right-of-use
assets and lease liabilities on its balance sheet for leases it may have as of the adoption date. The Company is assessing the impact that the adoption of this guidance will have on its financial statements.

3. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock tranche rights	$—	$—	$1,957	$1,957

During the three and six months ended June 30, 2021 and 2020, there were no transfers to or from Level 3.
The following table provides a roll-forward of the aggregate fair values of the Company’s preferred stock tranche rights, for which fair value was determined by Level 3 inputs (in thousands):

Preferred Stock
tranche rights
Fair value at December 31, 2020	$1,957
Change in fair value	635
Settlement of preferred stock tranche rights	(2,592)

Fair value at June 30, 2021	$—

The preferred stock tranche rights represented the fair value of the Series A Tranche Rights. The fair values of the Series A Tranche Rights were based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the Series A Tranche Rights utilized a scenario-based valuation analysis, which incorporated assumptions and estimates to value the Series A Tranche Rights and a probability assessment of the achievement of the milestones. The Company assessed these assumptions and estimates at the end of each reporting period as additional information impacting the assumptions were obtained.
The quantitative elements
associated with the Company’s Level 3 inputs impacting the fair value measurement of the Series A Tranche Rights included the fair value per share of the underlying convertible preferred stock, the expected term of the Series A Tranche Rights, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying convertible preferred stock. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deemed relevant. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for the expected terms. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected terms. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. The Company assessed the probabilities of achieving the milestones related to each tranche upon issuance and at the end of each reporting period. Probabilities ranged from 90.0% to 100.0% and expected terms ranged from 0.2 years to 1.6 years. As of December 31, 2020, the fair value of the Company’s Series A convertible preferred stock was $0.53 per share.
The Series A Tranche Rights were exercised in March 2020, August 2020 and February 2021 (see Note 6).
4. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$731	$636
Accrued external research and development expenses	610	405
Accrued professional fees	673	103
Other	17	27

	$2,031	$1,171

5. Notes Payable to Related Party
In February 2017, the
Company issued $2.0 million of promissory notes (the “Notes”) to Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively “Deerfield”), an investor in the Company. The Notes accrued interest at a rate of 2.81% per annum, compounded annually, and matured upon the earlier of a change in control event as defined in the Company’s charter or five years from issuance. In connection with the issuance of the Notes, the Company entered into a revenue share agreement with Deerfield for contingent payments of a low single digit percentage rate of net sales of commercial product.
In February 2021, the
Company issued 5,025,604 shares of Series A convertible preferred stock in full settlement of the Notes and accrued interest. The issuance of the Series A convertible preferred stock was recorded at fair value and as a result, the Company recorded a loss on extinguishment of debt of $0.6 million upon the conversion (see Note 6). The loss on extinguishment of debt was recognized as additional paid-in capital,
a component of stockholders’ deficit, due to the related party nature of the Notes.
1
0

6. Convertible Preferred Stock
The Company has issued Series A convertible preferred stock (the “Series A”) and Series B convertible preferred stock (the “Series B”). The Series A and Series B are collectively referred to as the “Preferred Stock”. The Company’s Series A preferred stock purchase agreement entered into in 2018 provided for the issuance and sale of 39,351,028 shares of Series A preferred stock at a purchase price of $0.4447152 per share. The agreement further provided the Series A investors the right and obligation to participate in up to three subsequent offerings of Series A preferred stock upon the achievement of specified development milestones by the Company or upon the Series A investors waiving the milestone requirement, referred to as the Series A Tranche Rights (see Note 3).
In March 2020, the Company issued and sold 28,107,876 shares of Series A preferred stock, subject to the first Series A Tranche Right, to its existing investor at a purchase price of $0.4447152 per share resulting in gross proceeds to the Company of $12.5 million. Upon issuance of the shares subject to the first Series A Tranche Right, the Company recorded a reduction to the carrying value of the Series A preferred stock of $1.5 million, representing the fair value of the Series A Tranche Right related to such shares.
In August 2020, the Company sold an additional 22,486,302 shares of Series A preferred stock, subject to the second Series A Tranche Right, to its existing investor at a purchase price of $0.4447152 per share resulting in gross proceeds to the Company of $10.0 million. Upon issuance of the shares subject to the second Series A Tranche Right, the Company recorded an increase to the carrying value of the Series A preferred stock of $0.3 million, representing the fair value of the Series A Tranche Right related to such shares.
In February 2021, the third and final Series A Tranche Right was exercised resulting in the issuance and sale of 22,486,302 shares of Series A preferred stock at a purchase price of $0.4447152 per share resulting in gross proceeds to the Company of $10.0 million. Upon issuance of the shares subject to the third and final Series A Tranche Right, the Company recorded an increase to the carrying value of the Series A preferred stock of $2.6 million, representing the fair value of the Series A Tranche Right related to such shares.
In February 2021, the Company issued 5,025,604 shares of Series A preferred stock with a fair value of $2.8 million for the settlement of the Notes and accrued interest of $2.2 million (see Note 5).
In April 2021, the Company issued and sold 65,223,679 shares of Series B preferred stock at a price of $2.0698 per share, for gross proceeds of $135.0 million.
There were no tranche rights granted in connection with the Series B preferred stock issuance and sale.

Preferred Stock consisted of t
h
e following as of Ju
n
e 30, 2021:

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
			(in thousands)	(in thousands)
Series A Preferred Stock	117,457,112	117,457,112	$50,761	$52,235	21,823,536
Series B Preferred Stock	65,223,679	65,223,679	134,652	135,000	12,118,549

	182,680,791	182,680,791	$185,413	$187,235	33,942,085

Preferred Stock consisted of the following as of December 31, 2020:

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
			(in thousands)	(in thousands)
Series A Preferred Stock	112,431,508	89,945,206	$35,354	$40,000	16,711,823

	112,431,508	89,945,206	$35,354	$40,000	16,711,823

1
1

Upon the closing of the IPO, all of the shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock (see Note 12).
7. Common Stock
Each share of common stock outstanding at June 30, 2021 and December 31, 2020 entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
In April 2021, the Company increased the number of authorized shares of common stock from 160,000,000 shares to 228,582,297 shares.
Restricted common stock
The Company has outstanding shares of restricted common stock. Shares of unvested restricted common stock may not be sold or transferred by the holder. Vesting may be accelerated upon a change in control, as defined in the restricted stock agreement. If the holders cease to have a business relationship with the Company, the Company may repurchase any unvested shares of common stock held by these individuals at their original purchase price (which was a nominal amount).
8. Stock-Based Compensation
The Company’s 2017 Stock Option and Grant Plan (the “2017 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company. The 2017 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated.
Stock options granted under the 2017 Plan with service-based vesting conditions generally vest over four years and expire after ten years. In April 2021, the Company increased the number of shares of common stock authorized for issuance under the 2017 Plan from 3,600,823 shares to 5,521,288 shares and the total number of shares of common stock that may be issued under the 2017 Plan was 5,521,288 as of June 30, 2021. Shares that are expired, terminated, surrendered or cancelled without having been fully exercised will be available for future awards
.
 As of June 30, 2021, 1,074,985 shares remained available for issuance under the 2017 Plan. Upon effectiveness of the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) in August 2021 (see Note 12), the remaining shares available under the 2017 Plan ceased to be available for issuance and no future issuances will be made under the 2017 Plan.
The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. The Company’s board of directors values the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional relevant factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.
During the six months ended June 30, 2021, the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 2,890,152 shares of common stock with a weighted average grant-date fair value of $12.6 million.
Stock-based compensation
The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$276	$9	$310	$629
General and administrative expenses	449	20	480	23

	$725	$29	$790	$652

As of June 30, 2021, total unrecognized compensation cost related to common stock options and unvested restricted stock was $12.4 million, which is expected to be recognized over a weighted average period of 3.4 years.

1
2

9. Commitments and Contingencies
Revenue share
The Company has revenue sharing agreements with Deerfield and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of twelve years from the first commercial sale in a country or the expiration of the last-to-expire
patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for this liability at fair value with changes recognized in the statements of operations and comprehensive loss. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to either of the revenue sharing agreements at inception and at June 30, 2021 and December 31, 2020. The Company currently does not have any net sales and as a result has paid no
amounts under these obligations nor has the Company accrued any liability as of June 30, 2021 and December 31, 2020.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.
10. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. There was no discretionary match made under the 401(k) Plan as of June 30, 2021 and December 31, 2020.
11. Related Parties
The Company had issued certain promissory notes to Deerfield, an investor in the Company. In February 2021, the promissory notes and accrued interest were converted to Series A preferred stock (see Note 5).
The Company is obligated to pay low single digit percentage rates of net sales of certain commercial products to Deerfield and its scientific founder. As of June 30, 2021 and December 31, 2020, no products have been commercialized and no amounts have been paid or become due (see Note 9).
In February 2017, the Company entered into a three-year consulting agreement with the scientific founder of the Company who is also a board member and a stockholder. The consulting agreement between the scientific founder and the Company continues at will. During each of the three and six months ended June 30, 2021 and 2020, the Company paid the scientific founder $0.1 million. As of June 30, 2021 and December 31, 2020, the Company had no accounts payable to the scientific founder.
In June 2020, the Company loaned $0.3 million to the scientific founder of the Co
m
pany who is also a board member and a stockholder of the Company related to the issuance of common stock (see Note 8) pursuant to a promissory note. The pro
m
issory note provides that the unpaid principal amount of the loan bears interest at 2.86% annually, and interest is payable annually or is converted to principal at the maturity date. The maturity date of the promissory note occurs on the earliest to occur of (i) June 11, 2024, (ii) 60 calendar days following the date of termination of services of the stockholder, and (iii) immediately prior to an initial filing of a registration statement by the Company. As of June 30, 2021 and December 31, 2020, no amounts had been received by the Company as repayment of the promissory note. The promissory note was fully repaid in
July 2021.
12. Subsequent Events
Reverse Stock Split
On July 23, 2021, the Company effected a
one-for-5.38213
reverse stock split, of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

1
3

Recapitalization
On July 23, 2021, the Company filed an amendment to its amended and restated certificate of incorporation, which effected a recapitalization of the Company’s then outstanding common stock to Class A common stock and authorized an additional new class of common stock (“Class B common stock”).
The rights of the holders of Class A common stock and Class B common stock are substantially identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote and shares of Class B common stock are non-voting,
except as may be required by law. Each share of Class B common stock may be converted at any time into one share of Class A common stock at the option of its holder, subject to the ownership limitations provided for in the Company’s amended and restated certificate of incorporation.
2021 Equity Incentive Plan
On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Plan, which became effective on August 2, 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified
stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of Class A shares of common stock initially reserved for issuance under the 2021 Plan is 5,866,004, which shall be cumulatively increased on January 1, 2022 and each January 1 thereafter by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2021 Plan will be added back to the shares of Class A common stock available under the 2021 Plan.
2021 Employee Stock Purchase Plan
On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on August 2, 2021. A total of 473,064 shares of Class A common stock were reserved for issuance under this plan. In addition, the number of shares of Class A common stock that may be issued under the ESPP will automatically increase on January 1, 2022, and each January thereafter through January 1, 2031, by the least of (i) 473,064 shares of Class A common stock, (ii) 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31st or (iii) such lesser number of shares as determined by the administrator of the Company’s ESPP.
Initial Public Offering
On August 2, 2021, the Company completed its initial public offering of its common stock and issued and sold 10,612,500 shares of Class A and 600,000 shares of Class B common stock at a public offering price of $17.00 per share, inclusive of 1,462,500 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of approximately
$174.2
million after deducting underwriting discounts and commissions and estimated offering costs. In connection with the IPO, the Company’s outstanding convertible preferred stock automatically converted into shares of Class A and Class B common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form
10-Q
and the Prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on July 30, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form
10-Q,
including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form
10-Q,
our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
Overview
We are a preclinical stage biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer. We focus our discovery efforts on small molecule inhibitors of kinases, a class of cellular targets that can play a central role in cancer growth and proliferation. We were founded in January 2017 as a Delaware corporation. We are headquartered in Cambridge, Massachusetts.
Since commencing significant operations in 2018, we have focused substantially all of our efforts and financial resources on research and development activities for our programs, including
NVL-520
and
NVL-655,
establishing and maintaining our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated revenue from product sales or any other source. To date, we have funded our operations primarily with proceeds from the sales of Series A and Series B convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled in convertible preferred stock in February 2021), and most recently, with proceeds from the sale of common stock in the initial public offering, or IPO, completed in August 2021.
On August 2, 2021, we completed an IPO of our common stock pursuant to which we issued and sold 10,612,500 shares of Class A common stock and 600,000 shares of Class B common stock, including the exercise in full by the underwriters of their option to purchase 1,462,500 additional shares of Class A common stock, at a public offering price of $17.00 per share. We received net proceeds of approximately $174.2 million after deducting underwriting discounts and commissions and estimated offering costs.
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $16.6 million for the six months ended June 30, 2021 and $14.6 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $48.5 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

•	advance our NVL-520 and NVL-655 programs from preclinical development into clinical development;

•	advance the development of our discovery programs, including our ALK IXDN and HER2 programs;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how;

•	acquire or in-license other product candidates and technologies; and

•	operate as a public company.
We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing
COVID-19
pandemic and otherwise. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
As of June 30, 2021, we had cash of $138.9 million, not including the net proceeds from our IPO. We expect that the net proceeds from our IPO that was completed in August 2021 together with our existing cash will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. See “—Liquidity and Capital Resources.”
The global
COVID-19
pandemic continues to rapidly evolve. The extent of the impact of the
COVID-19
pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, clinical research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the
COVID-19
pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with our employees working remotely. We will continue to actively monitor the rapidly evolving situation related to
COVID-19
and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the
COVID-19
pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.
Components of Our Results of Operations
Operating expenses
Our operating expenses are comprised of research and development expenses and general and administrative expenses.
Research and development expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;

•	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants and contractors and CROs;

•
the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical and clinical studies, including under agreements with third parties, such as consultants and contractors and contract development and manufacturing organizations, or CDMOs; and

•	the cost of laboratory supplies and research materials.
We track our direct external research and development expenses on a program-by-program basis.
These consist of costs that include fees, reimbursed materials, and other costs paid to consultants, contractors, CDMOs, and CROs in connection with our preclinical, clinical and manufacturing activities. We do not allocate employee costs, costs associated with our discovery efforts, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and, as such, are not separately classified.

We expect that our research and development expenses will increase substantially as we advance
NVL-520
and
NVL-655
into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. Although we anticipate initiating our Phase 1/2 trial in ROS1 and ALK programs in the second half of 2021 and first half of 2022, respectively, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the timing and progress of development activities relating to
NVL-520,
NVL-655
and any future product candidates from our ALK IXDN, HER2 and other discovery programs, including any additional costs that may result from delays in enrollment or other factors;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	the number of trials required for regulatory approval;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible subjects and initial clinical trials;

•	the number of subjects that participate in the trials and per subject trial costs;

•	potential additional safety monitoring requested by regulatory authorities;

•	the duration of subject participation in the trials and follow-up;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to applicable regulatory authorities;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals and post-marketing approval commitments from applicable regulatory authorities;

•	the extent to which we establish collaborations, strategic partnerships or other strategic arrangements with third parties, if any, and the performance of any such third party;

•	establishing commercial manufacturing capabilities or making arrangements with CMOs;

•	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercial launch; and

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.
Any changes in the outcome of any of these factors could significantly impact the costs, timing and viability associated with the development of our product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other income (expense)
Change in fair value of preferred stock tranche rights
Pursuant to the terms of our Series A Preferred Stock Purchase Agreement, we provided investors with the right and obligation to participate in subsequent closings of Series A convertible preferred stock upon the achievement of certain strategic milestones or as determined by the Series A investors (the “Series A Tranche Rights”). These Series A Tranche Rights that met the definition of a freestanding financial instrument as the Series A Tranche Rights were legally detachable and separately exercisable from the Series A preferred stock. The Series A Tranche Rights were initially classified as a liability on our balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in fair value of the Series A Tranche Rights as a component of other income (expense) in our statements of operations and comprehensive loss. All Series A Tranche Rights were settled by March 31, 2021.
Other income (expense), net
Other income (expense), net, consists of interest income, interest expense and other income (expense) unrelated to our core operations.
Income taxes
Since our inception, we have not recorded income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to the uncertainty of realizing a benefit from those items.
As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $30.4 million and $30.3 million, respectively, which may be available to offset future taxable income. The federal net operating loss carryforwards include $1.1 million which expire in 2037 and $29.3 million which carryforward indefinitely, but may only be used to offset 80% of annual taxable income. The state net operating loss carryforwards expire at various dates beginning in 2037. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $0.3 million and $0.2 million, respectively, which may be available to offset future tax liabilities and expire at various dates beginning in 2033.
Results of operations
Comparison of the three months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$7,826	$3,657	$4,169
General and administrative	2,024	349	1,675

Total operating expenses	9,850	4,006	5,844

Loss from operations	(9,850)	(4,006)	(5,844)

Other income (expense):
Change in fair value of preferred stock tranche rights	—	(4,542)	4,542
Other income (expense), net	12	(9)	21

Total other income (expense), net	12	(4,551)	4,563

Net loss	$(9,838)	$(8,557)	$1,281

Research and development expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020
	(in thousands)
Direct research and development expenses by program:
NVL-520	$2,044	$1,194	$850
NVL-655	2,127	768	1,359
Discovery programs	1,749	838	911
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	1,617	533	1,084
Other	289	324	(35)

Total research and development expenses	$7,826	$3,657	$4,169

Research and development expenses were $7.8 million for the three months ended June 30, 2021, compared to $3.7 million for the three months ended June 30, 2020. The increase in direct research and development expenses related to
NVL-520
of $0.9 million was primarily due to increased manufacturing and CRO costs as we prepared for the Phase 1 portion of our planned Phase 1/2 clinical trial for
NVL-520.
The increase in direct research and development expenses related to
NVL-655
of $1.4 million was primarily due to increased manufacturing to support our planned clinical trial and increased CRO costs to support our ongoing
IND-enabling
studies. The increase in direct research and development expenses related to our discovery programs of $0.9 million was primarily due to an increase in chemistry costs due to progress of our discovery programs. The increase in personnel-related expenses of $1.1 million was primarily due to an increase in headcount. Personnel-related costs for the three months ended June 30, 2021 and 2020 included stock-based compensation expense of $0.3 million and less than $0.1 million, respectively.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$806	$221	$585
Professional and consultant fees	918	81	837
Other	300	47	253

Total general and administrative expenses	$2,024	$349	$1,675

General and administrative expenses for the three months ended June 30, 2021 were $2.0 million compared to $0.3 million for the three months ended June 30, 2020. The increase in personnel-related costs of $0.6 million was primarily due to an increase in headcount. Personnel-related costs for the three months ended June 30, 2021 and 2020 included stock-based compensation expense of $0.4 million and less than $0.1 million, respectively. The increase in professional and consultant fees of $0.8 million was primarily due to increased legal, audit and recruiting fees related to our preparations to operate as a public company and our ongoing business activities.
Other income (expense)
Change in fair value of preferred stock tranche rights
The change in the fair value of our preferred stock tranche rights for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the change in the fair value of our preferred stock.

Comparison of the six months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$13,310	$6,983	$6,327
General and administrative	2,702	668	2,034

Total operating expenses	16,012	7,651	8,361

Loss from operations	(16,012)	(7,651)	(8,361)

Other income (expense):
Change in fair value of preferred stock tranche rights	(635)	4,471	(5,106)
Other income (expense), net	24	(18)	42

Total other income (expense), net	(611)	4,453	(5,064)

Net loss	$(16,623)	$(3,198)	$(13,425)

Research and development expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020
	(in thousands)
Direct research and development expenses by program:
NVL-520	$4,258	$1,854	$2,404
NVL-655	3,172	1,142	2,030
Discovery programs	2,877	1,768	1,109
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	2,558	1,655	903
Other	445	564	(119)

Total research and development expenses	$13,310	$6,983	$6,327

Research and development expenses were $13.3 million for the six months ended June 30, 2021, compared to $7.0 million for the six months ended June 30, 2020. The increase in direct research and development expenses related to
NVL-520
of $2.4 million was primarily due to increased manufacturing and CRO costs as we completed
IND-enabling
studies and prepared for the Phase 1 portion of our planned Phase 1/2 clinical trial for
NVL-520.
The increase in direct research and development expenses related to
NVL-655
of $2.0 million was primarily due to increased manufacturing costs to support our
IND-enabling
studies and planned clinical trial and increased CRO costs to support our
IND-enabling
studies. The increase in direct research and development expenses related to our discovery programs of $1.1 million was primarily due to an increase in chemistry costs due to progress of our discovery programs. The increase in personnel-related expenses of $0.9 million was primarily due to an increase in employee headcount as we expanded our operations, partially offset by a decrease in stock-based compensation expense due to common stock issued to our scientific founder in 2020. Personnel-related costs for the six months ended June 30, 2021 and 2020 included stock-based compensation expense of $0.3 million and $0.6 million, respectively.

General and administrative expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$1,083	$395	$688
Professional and consultant fees	1,239	178	1,061
Other	380	95	285

Total general and administrative expenses	$2,702	$668	$2,034

General and administrative expenses for the six months ended June 30, 2021 were $2.7 million compared to $0.7 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.7 million driven by an increase in stock-based compensation expense for general and administrative employees and increases in headcount, including the hire of our Chief Financial Officer and Chief Legal Officer during the six months ended June 30, 2021. Personnel-related costs for the six months ended June 30, 2021 and 2020 included stock-based compensation expense of $0.5 million and less than $0.1 million, respectively. Professional and consultant fees also increased by $1.1 million primarily due to increased legal, audit and recruiting fees related to our preparations to operate as a public company and our ongoing business activities.
Other income (expense)
Change in fair value of preferred stock tranche rights
The change in the fair value of our preferred stock tranche rights for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the change in the fair value of our preferred stock.
Liquidity and capital resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through June 30, 2021, we funded our operations primarily with proceeds from the sales of Series A and Series B convertible preferred stock and debt financing from stockholders. As of June 30, 2021, we had cash of $138.9 million. On August 2, 2021, we completed the IPO of our common stock pursuant to which we issued and sold 10,612,500 shares of Class A common stock and 600,000 shares of Class B common stock, including the exercise in full by the underwriters of their option to purchase 1,462,500 additional shares of Class A common stock, at the public offering price of $17.00 per share. We received net proceeds of approximately $174.2 million after deducting underwriting discounts and commissions and estimated offering costs.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(15,645)	$(5,941)
Cash provided by financing activities	144,232	12,250

Net increase in cash and cash equivalents	$128,587	$6,309

Operating activities
During the six months ended June 30, 2021, operating activities used $15.6 million of cash, resulting from our net loss of $16.6 million and net cash used by changes in our operating assets and liabilities of $0.4 million, partially offset by net non-cash
charges of $1.4 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of an increase in other assets of $2.5 million, partially offset by an increase in accounts payable and accrued expenses of $2.1 million.
During the six months ended June 30, 2020, operating activities used $5.9 million of cash, primarily resulting from our net loss of $3.2 million and net non-cash
income of $3.8 million, partially offset by net cash provided by changes in our operating assets of $1.1 million. Net cash provided by changes in our operating assets consisted primarily of an increase in our accounts payable and accrued expenses of $1.2 million.

Financing activities
During the six months ended June 30, 2021, net cash provided by financing activities was $144.2 million, consisting of proceeds from the issuance of our Series A and Series B convertible preferred stock of $144.7 million, partially offset by payment of IPO costs of $0.4 million.
During the six months ended June 30, 2020, net cash provided by financing activities was $12.3 million, consisting of proceeds from the issuance of our Series A convertible preferred stock of $12.5 million, partially offset by the issuance of a promissory note to our founder of $0.3 million.
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical and clinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, costs and results of
pre-clinical
trials and clinical trials for our discovery programs and product candidates, including the planned advancement of
NVL-520
and
NVL-655
into clinical development;

•	the clinical development plans we establish for our product candidates;

•	the number and characteristics of product candidates that we discover and develop through our product discovery and research efforts;

•	the terms of any collaboration agreements we may choose to pursue;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and

•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

As of June 30, 2021, we had cash of $138.9 million. We expect that the net proceeds from our IPO that was completed in August 2021 together with our existing cash will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and other commitments
During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” in the final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 30, 2021.
Critical accounting policies and significant judgments and estimates
We prepare our financial statements in accordance with GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in the final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 30, 2021.
Emerging growth company and smaller reporting status
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
(3) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.
We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates
is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less
than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less
than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual
Report on Form 10-K and, similar
to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Off-balance
sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance
sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Recently issued and adopted accounting pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined in
Rule 12b-2 under
the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in
Rules 13a- 15(e) and 15d- 15(e) under
the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on
Form 10-Q. The
term “disclosure controls and procedures,” as defined in
Rules 13a-15(e) and 15d-15(e) under
the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on
Form 10-Q, our
principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form
10-Q
and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.
Risks related to our financial position and need for additional capital
We are very early in our development efforts, have a limited operating history, have not initiated or completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in January 2017 and commenced significant operations in 2018, have never initiated or completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to
NVL-520,
our ROS1-selective inhibitor and
NVL-655,
our
ALK-selective
inhibitor, and our ALK IXDN, HER2 and other discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.
We have not yet demonstrated our ability to successfully initiate and complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.
In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. We also expect that, as we advance our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.
We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our Series A and Series B convertible preferred stock. Our net loss was $14.6 million for the year ended December 31, 2020 and $16.6 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $48.5 million. We are still in the early stages of development of our product candidates and have not yet initiated or completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant and increasing expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period
comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the pace of our development activities and the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.
Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve our objectives relating to the discovery, development and commercialization of our product candidates.
We rely on our team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and our patient-driven approach to develop our product candidates. Our business depends significantly on the success of our approach and the development and commercialization of the product candidates that we discover with this approach. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of
NVL-520,
NVL-655
and any future product candidates from our ALK IXDN, HER2 and other discovery programs, and any other future programs;

•
establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of
NVL-520,
NVL-655
and any future product candidates from our ALK IXDN, HER2 and other current or future discovery programs;

•	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;

•
developing an efficient and scalable manufacturing process for our product candidates, including the production of finished products that are appropriately packaged for sale if our product candidates obtain marketing approvals;

•
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;

•	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;

•	a continued acceptable safety profile following any marketing approval of our product candidates;

•
commercial acceptance of our product candidates by patients, the medical community and third-party payors including the willingness of physicians to use our product candidates, if approved, in lieu of (or as a second-line treatment in conjunction with) other approved therapies;

•	satisfying any required post-marketing approval commitments to applicable regulatory authorities;

•	identifying, assessing and developing new product candidates;

•	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States (the “U.S.”) and internationally;

•	defending against third-party interference or infringement claims, if any;

•	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;

•	obtaining coverage and adequate reimbursement by third-party payors for our product candidates, if approved;

•	addressing any competing therapies and technological and market developments; and

•	attracting, hiring and retaining qualified personnel.
We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs, future commercialization efforts, product development or other operations.
Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. The FDA has confirmed clinical investigation of
NVL-520
may proceed. We have not yet received clearance to begin clinical trials for any of our other product candidates, and we are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We are also incurring additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
Based on our current operating plan, we believe that our existing cash as of the date of this Quarterly Report on Form
10-Q,
will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Advancing the development of
NVL-520,
NVL-655
and our ALK IXDN, HER2 and other discovery programs will require a significant amount of capital. Our existing cash will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our estimate as to how long we expect our existing cash to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research or drug development programs, clinical trials or future commercialization efforts.
Risks related to the discovery, development and commercialization of our product candidates
We are very early in our development efforts and our future prospects are substantially dependent on
NVL-520
and
NVL-655.
If we are unable to advance these product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts. All of our product candidates are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful preclinical and clinical development and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of
NVL-520
and
NVL-655
will depend on several factors, including the following:

•	successful and timely completion of preclinical studies;

•
submission of Investigational New Drug applications (“INDs”) in the U.S. and clinical trial applications (“CTAs”) and/or comparable applications outside the U.S. for regulatory authority review and agreement to proceed with our planned clinical trials and future clinical trials;

•	our ability to address any potential delays resulting from factors related to the COVID-19 pandemic;

•	successful initiation and completion of clinical trials;

•	successful and timely patient selection and enrollment in and completion of clinical trials;

•	maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the U.S. and internationally;

•	maintaining and growing an organization of chemists, medical professionals and clinical development professionals who can develop and commercialize our product candidates;

•	the frequency and severity of adverse events in clinical trials;

•
obtaining positive data that support demonstration of efficacy, safety and tolerability profiles and durability of effect for our product candidates that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;

•	the timely receipt of marketing approvals from applicable regulatory authorities;

•	the timely identification, development and approval of companion diagnostic tests, if required;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•
the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of our product candidates;

•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;

•	the protection of our rights in our intellectual property portfolio;

•
establishing sales, marketing and distribution capabilities and the successful launch of commercial sales of our product candidates if and when approved for marketing, whether alone or in collaboration with others;

•	a continued acceptable safety profile following any marketing approval;

•
commercial acceptance by patients, the medical community and third-party payors, including the willingness of physicians to use our product candidates, if approved, in lieu of (or as a second-line treatment in conjunction with) other approved therapies; and

•	our ability to compete with other therapies.
We do not have complete control over many of these factors, including certain aspects of preclinical and clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from our lead programs, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.
Our preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.
Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and the ultimate outcome is uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

•	failure of our product candidates in preclinical studies or clinical trials to demonstrate safety and efficacy;

•	receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•	negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain research, discovery and/or drug development programs;

•
the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated, particularly if there are other trials enrolling the same or overlapping precisely targeted patient populations, or participants dropping out of these clinical trials at a higher rate than anticipated;

•	third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•
the suspension or termination of our clinical trials for various reasons, including non-compliance
with regulatory requirements or a finding that our product candidates have undesirable adverse events or other unexpected characteristics or risks;

•	the cost of clinical trials of our product candidates being greater than anticipated;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate; and

•	regulators revising the requirements for approving our product candidates.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs, be delayed in seeking and obtaining marketing approval, if we receive such approval at all, receive more limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.
Our discovery and preclinical development activities are focused on the development of targeted therapeutics for patients with cancer-associated genomic alterations, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to approved or marketable products.
The discovery and development of targeted therapeutics for patients with cancer-associated genomic alterations is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are evolving. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations, which may require the use of companion diagnostic tests. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our product candidates and achieve profitability. We do not know if our approach of focusing on treating patients with cancer-associated genomic alterations will be successful, and if our approach is unsuccessful, our business will suffer.
Any delays in the commencement or completion, or termination or suspension, of our planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. The FDA, EMA or other comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before they allow us to initiate clinical trials under any IND, CTA or comparable application which may lead to additional delays and increase the costs of our preclinical development programs.

Before obtaining marketing approval from the FDA of
NVL-520
or
NVL-655
or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We have two preclinical stage product candidates. We have submitted an IND for
NVL-520,
and we will need to submit an IND for
NVL-655
to the FDA, and in each case, such IND submission must become effective prior to initiating any clinical trials in the U.S. for these or our other product candidates. The FDA has confirmed that clinical investigation of
NVL-520
may proceed.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards (“IRB”) or independent ethics committees (“EC”) of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/ECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
Certain of our current or future scientific advisors or consultants who receive compensation from us may become investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we expect any such relationships to be within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates. If we experience delays in the completion of, or termination of, any clinical trial of any product candidate, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition, results of operations and prospects significantly.
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.
The results of preclinical studies may not be predictive of the results of clinical trials of our product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal studies or of human trials, due to the inherent biologic differences in species, the differences between testing conditions in animal studies and human trials, and the particular goals, purposes, and designs of the relevant studies and trials. We have, for example, observed preclinical CNS activity of
NVL-520
and
NVL-655
in studies with rats and mice. These studies may or may not be predictive of CNS penetrance and activity of
NVL-520
or
NVL-655
in human trials. Similarly, certain of our hypotheses regarding the potential clinical and therapeutic benefits of
NVL-520
and
NVL-655
compared to other products or molecules in development are based on observations from our preclinical studies, and results from such preclinical studies are not necessarily predictive of the results of later preclinical studies or clinical trials.

There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as products. The development of our product candidates and our stock price may also be impacted by inferences, whether correct or not, that are drawn between the success or failure of preclinical studies or clinical trials of our competitors or other companies in the biopharmaceutical industry, in addition to our own preclinical studies and clinical trials.
In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.
Any preclinical studies or clinical trials that we conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates.
We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any of our product candidates.
In addition to
NVL-520
and
NVL-655,
our prospects depend in part upon discovering, developing and commercializing additional product candidates from our ALK IXDN, HER2 and other discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability.
Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize
NVL-520,
NVL-655
and future product candidates from our ALK IXDN, HER2 and other discovery programs. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
The success of other research candidates we may develop will depend on many factors, including the following:

•	generating sufficient data to support the initiation or continuation of preclinical studies and clinical trials;

•	addressing any delays resulting from factors related to the ongoing COVID-19 pandemic;

•	obtaining regulatory permission to initiate clinical trials;

•	contracting with the necessary parties to conduct clinical trials;

•	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;

•	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials; and

•	adverse events in clinical trials.
Even if we successfully advance any research candidates into preclinical and clinical development, their success will be subject to all of the preclinical, clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, there can be no assurance that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from any product candidates.

Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our approach to build a pipeline of product candidates with commercial value.
A key element of our strategy, which is unproven, is to use and expand our expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery and preclinical development of
NVL-520
and
NVL-655,
such product candidates, and any other product candidates we may develop may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. For example, we may not be successful in identifying genomic alterations that are oncogenic and are targeted for patient populations that result in sufficient enrollment size or present attractive commercial opportunities. Our approach is evolving and may not reach a state at which building a pipeline of product candidates is possible. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our business.
The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product candidate’s commercial potential. Even if approved, we may be required to conduct additional studies to verify or confirm the clinical benefits of our products. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control.
Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•
the FDA, EMA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, are only moderately effective or have undesirable or unintended adverse events, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•
the clinical data of the clinical trial may fail to meet the level of statistical significance required to obtain approval of our product candidates by the FDA, EMA or other comparable foreign regulatory authorities;

•	we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA, EMA or other comparable regulatory authorities may fail to approve companion diagnostic tests required for our product candidates;

•	we may not obtain or maintain adequate funding to complete the clinical trial in a manner that is satisfactory to the FDA, EMA or other comparable foreign regulatory authorities; and

•	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.
We have no experience as a company in conducting clinical trials.
We have no experience as a company in conducting clinical trials. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to us on a timely basis or at all.
We may not be able to submit INDs, CTAs or comparable applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA, EMA or any comparable foreign regulatory authority may not permit us to proceed.
We have submitted an IND for
NVL-520
to the FDA, and the FDA has confirmed that clinical investigation of
NVL-520
may proceed. We expect to submit an IND for
NVL-655
in support of the initiation of a
first-in-human
clinical trial in the first half of 2022. However, we may not be able to submit such IND or INDs for future product candidates on the timelines we expect or such submissions may not take effect on the timeline that we anticipate or at all. For example, we may experience manufacturing delays or other delays with
IND-enabling
studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs, CTAs or comparable applications on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.
Our product candidates may cause significant adverse events, toxicities or other undesirable adverse events when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
If our product candidates are associated with undesirable adverse events or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable adverse events or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. While we have not yet initiated clinical trials for any of our product candidates, it is likely that there will be adverse events associated with their use as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related adverse events could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
In addition, our product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory authorities. Our product candidates may be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment
related reasons.

If significant adverse events are observed in any of our future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse events. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause adverse events that prevented their further development. Even if the adverse events do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable adverse events may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early stage clinical trials.
Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up
evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our Class A common stock.
In addition, the information we choose to publicly disclose regarding a particular study or trial is typically selected from a more extensive amount of available information. Investors may not agree with what we determine is the material or otherwise appropriate information to include in our public disclosures, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.
If we experience delays or difficulties in the enrollment or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We will utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials for
NVL-520
and
NVL-655.
For these product candidates, we seek patients with specific genomic alterations that our product candidates are designed to precisely target. We cannot be certain (i) how many patients will have the requisite genomic alterations that qualify for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) if regulatory approval is obtained, whether each specific ROS1 fusion or ALK fusion will be included in the approved drug label. Additionally, we face competition, including from large pharmaceutical companies with significantly more resources than us, for enrollment of our precisely target patient population, which may impact our ability to successfully recruit patients for our clinical trials. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates.

Our ability to enroll patients may also be significantly delayed by the evolving
COVID-19
pandemic and we do not know the extent and scope of such delays at this point. In addition, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These and other factors resulting from the
COVID-19
pandemic could delay our clinical trials and our regulatory submissions.
Patient enrollment may be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

•	size and nature of the patient population;

•	severity of the disease under investigation;

•	availability and efficacy of approved drugs for the disease under investigation;

•
patient eligibility criteria for the trial in question as defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have a biomarker-driven patient eligibility criteria;

•	perceived risks and benefits of the product candidate under study;

•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;

•	clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	proximity and availability of clinical trial sites for prospective patients; and

•
the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up
periods.
The ongoing
COVID-19
pandemic could adversely impact our business, including our planned clinical trials and ongoing and planned preclinical studies.
In December 2019, the virus that causes
COVID-19
was reported to have surfaced in Wuhan, China. Since then, the virus has spread to most countries across the world, including all 50 states within the U.S., resulting in the World Health Organization characterizing
COVID-19
as a pandemic in March 2020. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the ongoing
COVID-19
pandemic continues to spread around the globe and new variants of the virus continue to emerge, we may experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays or difficulties in enrolling and retaining patients in any clinical trials, particularly elderly subjects, who are at a higher risk of severe illness or death from COVID-19;

•	difficulties interpreting data from our clinical trials due to the possible effects of COVID-19 on patients;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•	interruption or delays in the operations of the FDA, EMA or other regulatory authorities, which may impact review and approval timelines;

•
limitations in resources that would otherwise be focused on the conduct of our business, our preclinical studies or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “shelter in place” or similar working restrictions;

•	interruptions, difficulties or delays arising in our existing operations and company culture as a result of all of our employees working remotely, including those hired during the COVID-19 pandemic;

•	delays in receiving approval from regulatory authorities to initiate our clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruptions in preclinical studies due to restricted or limited operations at the CROs conducting such studies;

•	interruption in global freight and shipping that may affect the transport of clinical trial materials, such as investigational drug product to be used in our clinical trials;

•
changes in regulations as part of a response to the ongoing
COVID-19
pandemic which may require us to change the ways in which our clinical trials are to be conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

•	refusal of the FDA, EMA or other regulatory authorities to accept data from clinical trials in affected geographies outside of their respective jurisdictions.
We are still assessing the impact that the ongoing
COVID-19
pandemic may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of
COVID-19
or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. As a result of the
COVID-19
pandemic, our employees are currently telecommuting, which may impact certain of our operations over the near term and long term.
Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties are similarly adjusting their operations and assessing their capacity in light of the
COVID-19
pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the
COVID-19
pandemic, there could be delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our planned clinical trials. Additionally, all of our preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of
COVID-19
on hospitals and clinical sites will have an impact on recruitment and retention for our planned clinical trials. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site
visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays if and when we begin clinical trials. CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our preclinical activities and progressing in our plans for clinical trials, we may experience delays in the completion of our preclinical studies, the initiation of our planned clinical trials, patient selection or enrollment or in the progression of our activities related to our planned clinical trials, may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such trials due to the effects of the
COVID-19
pandemic.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from
COVID-19.
For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated several times, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the
COVID-19
pandemic; a list of all subjects affected by the
COVID-19
pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (i.e., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to
COVID-19
infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs.
Furthermore, the
COVID-19
pandemic may also impact the timelines of FDA regulatory inspections and reviews. Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval
inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause
inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval
inspection or an inspection of clinical sites is required and due to the
COVID-19
pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. To the extent any such events impact the operations of any of our third parties, our development activities may be negatively affected.
The global outbreak of
COVID-19
continues to rapidly evolve. While the extent of the impact of the current
COVID-19
pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the
COVID-19
pandemic could have a material negative impact on our business, financial condition and operating results.
To the extent the ongoing
COVID-19
pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.
We have limited resources and are currently focusing our efforts on the development of
NVL-520
and
NVL-655
in particular indications and advancing our discovery programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.
We are currently focusing our resources and efforts on our lead product candidates,
NVL-520
and
NVL-655,
for ROS1-positive NSCLC and other advanced solid tumors and
ALK-positive
NSCLC and other advanced cancers, respectively, and advancing our ALK IXDN, HER2 and other discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for
NVL-520
and
NVL-655
and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for
NVL-520
and
NVL-655
and any future product candidates we identify through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. In addition, our product candidates may need to compete with drugs physicians use off-label
to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our product candidates.
In particular, there is intense competition in the field of oncology. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up
companies, universities and other research institutions. We also compete with these organizations to recruit and retain qualified scientific and management personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
We expect to face competition from existing products and products in development for each of our lead programs and in particular, our competitors that are developing product candidates often have the advantage of significant financial resources. For
NVL-520,
there are currently two ROS1-targeted kinase inhibitors approved for use in first-line, TKI naïve ROS1-positive NSCLC: crizotinib and entrectinib. Ceritinib is also recommended for use in ROS1-positive NSCLC patients according to NCCN guidelines. Pfizer’s lorlatinib is a dual ALK/ROS1 inhibitor that is in development for the treatment of ROS1-positive NSCLC. This product has received marketing approval for the treatment of
ALK-positive
NSCLC, and has demonstrated CNS activity as reported in its prescribing information. Repotrectinib is a dual TRK/ROS1 inhibitor that is in development and has demonstrated clinical activity in ROS1-positive NSCLC patients but also retains potent TRK inhibition at clinically relevant concentrations. AnHeart Therapeutics’ taletrectinib is a dual TRK/ROS1 inhibitor and is in development for patients with ROS1-positive NSCLC. For
NVL-655,
there are five currently approved ALK inhibitors for the treatment of
ALK-positive
NSCLC: crizotinib, lorlatinib, ceritinib, alectinib, and brigatinib. All five have line-agnostic approvals for the treatment of
ALK-positive
NSCLC patients, including for patients who are TKI naïve. Additionally, lorlatinib has demonstrated activity in patients that have progressed on crizotinib, alectinib, or ceritinib.
Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology product candidates. These companies also have significantly greater research and marketing capabilities than we do and may also have product candidates that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license
novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing product candidates in our field before we do.
Our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe adverse events, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Physicians may be more willing to prescribe our competitors’ products for various reasons, and may rely on guidelines related to treatment of patients issued by medical societies, industry groups or other organizations, which may not include, and may never include, our products. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development and marketing more complicated. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labelling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Contaminations can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.
If our third-party manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of one or more of our product candidates during the course of our planned clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and impair our ability to generate revenue.
Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;

•	the timing of market introduction of the product candidate as well as competitive products;

•	the clinical indications for which a product candidate is approved;

•
restrictions on the use of product candidates in the labelling approved by regulatory authorities, such as boxed warnings or contraindications in labelling, or a Risk Evaluation and Mitigation Strategy (“REMS”), if any, which may not be required of alternative treatments and competitor products;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement by third-party payors, including government authorities;

•	willingness of physicians to use our product candidates, if approved, in lieu of (or as a second-line treatment in conjunction with) other approved therapies;

•	the availability of an approved product candidate for use as a combination therapy;

•	relative convenience and ease of administration;

•
the willingness of the target patient population to try new therapies and undergo required diagnostic screening to determine treatment eligibility and of physicians to prescribe these therapies and diagnostic tests;

•	the effectiveness of sales and marketing efforts;

•	unfavorable publicity relating to our product candidates; and

•	the approval of other new therapies for the same indications.

If any of our product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted.
The market opportunities for any product candidates we develop, if approved, may be limited to certain smaller patient subsets and may be smaller than we estimate them to be.
When cancer is detected early (referred to as localized disease), conventional treatments which include chemotherapy, hormone therapy, surgery and radiation therapy and/or selected targeted therapies may be adequate to cure the patient in many cases. However, once cancer has spread to other areas (advanced or metastatic disease), cancer treatments may not be sufficient to provide a cure but often can significantly prolong life without curing the cancer. First-line therapies designate treatments that are initially administered to patients with advanced or metastatic disease, while second- and third-line therapies are administered to patients when the prior therapies lose their effectiveness. The FDA, EMA and other regulatory bodies often approve cancer therapies for a particular line of treatment. Typically, drug approvals are initially granted for use in later lines of treatment, but with additional evidence of significant efficacy from clinical trials, biopharmaceutical companies can successfully seek and gain approval for use in earlier lines of treatment.
We plan to initially seek approval of
NVL-520,
NVL-655
and any other future product candidates in most instances for previously treated patients with advanced or metastatic cancer where at least one prior therapy has limited clinical benefit or where tumors have developed resistance to such therapy. For those product candidates that prove to be sufficiently safe and effective, if any, we would potentially expect to seek approval ultimately as a first line TKI therapy. There is no guarantee that our product candidates, even if approved for previously treated patients would be approved for an earlier line of therapy, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.
Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new data and studies may change the estimated incidence or prevalence of the cancers that we are targeting, especially if new therapies that are approved while we advance our product candidates affect the treatment paradigm and/or the size of the target population. The potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Consequently, even if our product candidates are approved, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type. Even if we obtain significant market share for our products, if approved, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.
Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.
Patients rely on insurance coverage by third-party payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.) to pay for products. The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the U.S. and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. No uniform policy exists for coverage and reimbursement in the U.S. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. For example, former President Trump previously signed executive orders aimed at lowering prescription drug prices. Such other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see “—We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.”
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all
FDA-approved
drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.
In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or products, will apply to companion diagnostics. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for our product candidates, if approved.
Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union (the “EU”), medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.
If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.
Our business exposes us to significant product liability and other risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability and other claims or incidents, such as cyber incidents and breaches, could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability and other insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to advancing our product candidates into clinical trials or marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial, product liability, and other types of insurance (such as cyber insurance) is becoming increasingly expensive and difficult to obtain. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability or other claims or incidents, including data breach and incidents, that could have an adverse effect on our business and financial condition.
Risks related to regulatory approval and other legal compliance matters
We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our product candidates.
Our product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labelling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.
We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA, EMA or any other regulatory authority. The time required to obtain approvals from the FDA, EMA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can, and often does, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in applicable FDA, EMA or other regulatory policy during the period of drug development, clinical trials and regulatory review.
Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•
the FDA, EMA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective or have undesirable or unintended adverse events, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labelling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of approving an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use
criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.
We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.
We may develop our current or future product candidates in combination with other therapies, which would expose us to additional risks.
We may develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.
We may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.
If the FDA, EMA or other comparable foreign regulatory authorities do not approve or withdraw their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any of our current or future product candidates, we may be unable to obtain approval of or successfully market any one or all of the current or future product candidates we develop. Additionally, if the third-party providers of therapies or therapies in development used in combination with our current or future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our current or future product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
We have never commercialized a product candidate as a company before and currently lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators
.
We have never commercialized a product candidate as a company. We may license certain rights with respect to our product candidates to collaborators, and, if so, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party.
Factors that may affect our ability to commercialize our product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our approved product candidates, ensuring regulatory compliance of our company, employees and third parties under applicable healthcare laws, and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our product candidates upon approval. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenues from them or be able to reach or sustain profitability.

The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.
We anticipate we will initially conduct clinical trials of our product candidates in the U.S. and we may choose to conduct our clinical trials internationally as well. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from U.S. clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the U.S., the standards for clinical trials and approval may be different. There can be no assurance that any U.S. or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our potential product candidates will be harmed.
Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going
surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going
compliance with current good manufacturing practices (“cGMPs”) and good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•	delays in or the rejection of product approvals;

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on the products, manufacturers or manufacturing process;

•	warning or untitled letters;

•	civil and criminal penalties;

•	injunctions;

•	suspension or withdrawal of regulatory approvals;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements;

•	revisions to the labelling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;

•	imposition of a REMS, which may include distribution or use restrictions; and

•	requirements to conduct additional post-market clinical trials to assess the safety of the product.
The FDA, EMA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product’s approved labelling, or in other jurisdictions for uses that differ from the labelling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label
uses, the FDA, EMA and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label
uses by companies, including promotional communications made by companies’ sales force with respect to off-label
uses that are not consistent with the approved labelling, and a company that is found to have improperly promoted off-label
uses may be subject to significant civil, criminal and administrative penalties. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates, if approved, and impair our ability to generate revenue.
The FDA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label
uses.
If any of our product candidates are approved and we are found to have improperly promoted off-label
uses of those products, we may become subject to significant liability. The FDA, EMA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. If we are found to have promoted such off-label
uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label
use and has enjoined several companies from engaging in
off-label
promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
If we are required by the FDA, EMA or comparable regulatory authority to obtain clearance or approval of a companion diagnostic test in connection with approval of any of our product candidates or a group of therapeutic products, and we do not obtain or we face delays in obtaining clearance or approval of a diagnostic test, we may not be able to commercialize the product candidate and our ability to generate revenue may be materially impaired.
If we are required by the FDA, EMA or comparable regulatory authority to obtain clearance or approval of a companion diagnostic test in connection with approval of any of our product candidates, such companion diagnostic test would be used during our more advanced phase clinical trials as well as in connection with the commercialization of our product candidates. To be successful in developing and commercializing product candidates in combination with these companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to ensuring the safe and effective use of a novel therapeutic product or new indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared. In certain circumstances (for example, when a therapeutic product is intended to treat a serious or life-threatening condition for which no satisfactory available therapy exists or when the labelling of an approved product needs to be revised to address a serious safety issue), however, the FDA may approve a therapeutic product without the prior or contemporaneous marketing authorization of a companion diagnostic. In this case, approval of a companion diagnostic may be a post-marketing requirement or commitment.

Co-development
of companion diagnostics and therapeutic products is critical to the advancement of precision medicine. Whether initiated at the outset of development or at a later point, co-development
should generally be conducted in a way that will facilitate obtaining contemporaneous marketing authorizations for the therapeutic product and the associated companion diagnostic. If a companion diagnostic is required to identify patients who are most likely to benefit from receiving the product, to be at increased risk for serious adverse events as a result of treatment with a particular therapeutic product, or to monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness, then the FDA has required marketing approval of all companion diagnostic tests essential for the safe and effective use of a therapeutic product for cancer therapies. Various foreign regulatory authorities also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any future diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization in those countries.
The approval of a companion diagnostic as part of the therapeutic product’s labelling limits the use of the therapeutic product to only those patients who express the specific genomic alteration or mutation alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires clearance or approval of a companion diagnostic for any of our product candidates, whether before, concurrently with approval, or post-approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining clearance or approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory clearance or approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labelling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labelling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA, EMA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and could result in delays in regulatory clearance or approval or a change in the determination for whether or not a companion diagnostic is still required for our product candidates. We may be required to conduct additional studies to support a broader claim or more narrowed claim for a subset population. Also, to the extent other approved diagnostics are able to broaden their labelling claims to include any of our future approved product candidates covered indications, we may no longer need to continue our companion diagnostic development plans or we may need to alter those companion diagnostic development strategies, which could adversely impact our ability to generate revenue from the sale of our companion diagnostic test.
Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining clearance or approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory clearance or approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the co-development
or commercialization of our companion diagnostic and therapeutic product candidates.

Where appropriate, we plan to secure approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated registration pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.
Where possible, we plan to pursue accelerated development strategies in areas of medical need. We may seek an accelerated approval pathway for our one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.
Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (i.e., Fast Track designation, Breakthrough Therapy designation or orphan drug designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
We may seek Fast Track designation from the FDA for one or more of our product candidates. Even if one or more of our product candidates receive Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.
Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill a medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential Priority Review designation and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any of our product candidates receive Fast Track designation but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s Priority Review procedures.
A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek Breakthrough Therapy designation for one or more of our current or future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited
FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification and may rescind the Breakthrough Therapy designation. Thus, even though we may seek Breakthrough Therapy designation for one or more of our current or future product candidates, there can be no assurance that we will receive or be able to provide data that supports the Breakthrough Therapy designation.
We may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.
Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of researching and developing the drug will be recovered from sales in the U.S. Our target indications may include diseases with large patient populations or may include orphan indications. However, there can be no assurances that we will be able to obtain orphan designations for our product candidates.
In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee
waivers. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan drug exclusivity. Orphan drug exclusivity in the U.S. provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is 10 years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.
Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to Priority Review.
We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The ACA, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019)
point-of-sale
discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.
Since its enactment, there have been numerous political and legal efforts to expand, repeal, replace or modify the ACA, some of which have been successful, in part, in modifying the law, as well as court challenges to the constitutionality of the law. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.
In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken. These Medicare sequester reductions are being suspended from May 1, 2020 through December 31, 2021 due to the
COVID-19
pandemic. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. However, none of these executive orders make immediate policy changes. For policies contained within the executive orders to have any effect, agencies would need to take additional administrative action. How these executive orders will be implemented and their impact on the industry remain uncertain. Depending on the details of further administrative actions, some of these proposals could have significant impacts for drug manufacturers and providers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly as a result of the recent presidential election. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to obtain coverage and reimbursement approval for a product;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. It is also possible that additional governmental action is taken to address the ongoing
COVID-19
pandemic.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labelling and post-marketing testing and other requirements.
We are not currently classified as a covered entity or business associate under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or the regulations that implement both laws (collectively, “HIPAA”). Thus, we are not directly subject to HIPAA’s requirements or penalties. The healthcare providers, including certain research institutions from which we may obtain patient or subject health information, may be subject to privacy, security, and breach notification requirements under HIPAA. Additionally, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting
or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA covered entity, business associate or subcontractor that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, in the future, we may maintain sensitive personally identifiable information, including health and genetic information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.
Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic information laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Individuals from whom we or our collaborators may obtain health information, as well as the healthcare providers who may share this information with us, may have statutory or contractual rights that limit the ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Additionally, the collection and use of personal data, including data concerning health, in the EU is governed by the General Data Protection Regulation (“GDPR”), which extends the geographical scope of EU data protection law to non-EU
entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals, as discussed below in “—
Processing of personal data is governed by restrictive laws and regulations in the jurisdictions in which we operate.”
The withdrawal of the United Kingdom (the “UK”) from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals for our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.

Inadequate funding for the FDA, the Securities and Exchange Commission (“SEC”) and other U.S. government agencies or the EMA or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and other regulators have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to significant losses, including, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our product candidates for which we obtain marketing approval.
The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (“FCA”). There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;

•
federal civil and criminal false claims laws, including the FCA, which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws, impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•
HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (i.e., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•
HIPAA, which imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HIPAA has tiers of civil monetary penalties, which are directly applicable to business associates. HIPAA also authorizes state attorneys general to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•
the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made and ownership interests held during the previous year to certain non-physician
providers such as physician assistants and nurse practitioners; and

•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

We may also be subject to federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and data privacy laws and regulations will involve on-going
substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that governmental authorities will conclude that our current or future business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our current or future operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, exclusion, debarment or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance
with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Processing of personal data is governed by restrictive laws and regulations in the jurisdictions in which we operate.
We are subject to many cyber security, privacy and data protection laws in the U.S. and around the world. In the U.S., we are subject to numerous federal and state laws governing the collection, processing, use, transmission, disclosure, and sale (collectively, “Processing”) of personal data (which may also be referred to as personal information, personally identifiable information, and/or non-public
personal information).
For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory authority dedicated to enforcing those requirements. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CPRA and CDPA may require us to incur additional costs and expenses in an effort to comply before the laws become effective on January 1, 2023. Other states also have or are in the process of imposing similar privacy obligations. Recent laws such as the Biometric Information Privacy Act in Illinois have also restricted the use of biometric information. Such laws and regulations require us to continuously review our data processing practices and policies, may cause us to incur substantial costs with respect to compliance.
In addition, outside the U.S., we are subject to foreign rules and regulations. For example, we are subject to enhanced compliance and operational requirements under the GDPR, which expanded the scope of data protection in the EU to foreign companies who process the personal data of EU residents, imposed a strict data protection compliance regime with stringent penalties for noncompliance and included new rights for data subjects such as the “portability” of personal data. In particular, under the GDPR, fines of up to 20 million euros, or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. If we were found to be in breach of the GDPR, the potential penalties we might face could have a material adverse impact on our business, financial condition, results of operations, and cash flows. Compliance with the GDPR requires time and expense and may require us to make changes to our business operations.
While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country
basis. Brexit has created further uncertainty and could result in the application of new data privacy and protection laws and standards to our operations in the UK, our handling of personal data of users located in the UK, and transfers of personal data between the EU and the UK. While the United Kingdom General Data Protection Regulation (the “GDPR”) largely mirrors the GDPR, it has yet to be determined which legal mechanisms will be required to transfer personal data from the EU to the UK under the GDPR. In addition, Brexit and the subsequent implementation of the UK GDPR will expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations.
In addition, on July 16, 2020, the European Court of Justice invalidated the
EU-US
Privacy Shield Framework, a mechanism under which personal data could be transferred from the European Economic Area (“EEA”) to US entities that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. European regulatory guidance regarding these issues continues to evolve, and EU regulators across the EU Member States have taken different positions regarding continued data transfers to the U.S. In the future, SCCs and other data transfer mechanisms will face additional challenges.
Similar laws have been proposed in other states and at the federal level and in other foreign jurisdictions, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Such changes may also require us to modify our products and features, and may limit our ability to make use of the data that we collect, may require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to Process data (including personal data), or in some cases, impact our ability to operate in certain jurisdictions. Any actual or alleged failure to comply with U.S. or international laws and regulations relating to privacy, data protection, and data security could result in governmental investigations, proceedings and enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity, harm to our reputation, and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to Process the information or impose other obligations or restrictions in connection with our Processing of information, and we may otherwise face contractual restrictions applicable to our Processing of information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage or may have engaged in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA, EMA or comparable foreign regulatory authority regulations, provide accurate information to the FDA, EMA or comparable foreign regulatory authorities, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct and engage contractors that agree to undertake certain measures with respect to their employees, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.
Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a
non-U.S.
government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of
non-U.S.
governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and DOJ have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.
In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international or domestic sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

Risks related to employee matters, managing our growth and other risks related to our business
Our success is highly dependent on our ability to attract, hire and retain highly skilled executive officers and employees.
We currently have a small team focused on research and development of small molecule kinase inhibitors. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.
Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide higher compensation, more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.
Additionally, we rely on our scientific founder and head scientific advisor, physician-scientist partners and other scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. Most of these advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete
agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting or employment relationships with our scientific founder and head scientific advisor, physician-scientist partners and other scientific and clinical advisors, or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be significantly harmed. For example, if we are no longer able to access our network of physician-scientists, our ability to define and characterize patients’ needs for future product candidate development may be negatively affected.
Our reliance on a limited number of employees who provide various administrative, research and development, and other services across our organization presents operational challenges that may adversely affect our business.
As of June 30, 2021, we had 27 full-time employees, upon which we rely for various administrative, research and development, and other support services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.
We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.
As of June 30, 2021, we had 27 full-time employees, including 22 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;

•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for
NVL-520
and
NVL-655
and our other programs, while complying with any contractual obligations to contractors and other third parties;

•	managing increasing operational and managerial complexity; and

•	improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to successfully develop and, if approved, commercialize
NVL-520,
NVL-655
and any future product candidates developed from our ALK IXDN, HER2 and other discovery programs and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day
activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of research, clinical development and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for any of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize
NVL-520,
NVL-655,
or any future product candidate from our programs and any of our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.
Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer actual or suspected security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations, and potentially significant delays in our delivery to market.
Despite the implementation of security measures in an effort to protect systems that store our data, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (i.e., cloud), and those of our third-party CROs, other contractors (including sites performing our planned future clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service
attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the
COVID-19
pandemic. Also, due to the
COVID-19
pandemic, all of our employees are working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi
networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems.
To the extent that any disruption or security breach were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential information and personal data) or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. There can be no assurance that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage to, our data that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data, as well as claims or investigations from regulators or other third parties. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal data), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to financial exposure related to investigation of the incident (including cost of forensic examinations), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications,
follow-up
actions, claims and investigations related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in a loss, destruction or alteration of, or damage to, our data (including personal data), or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or privacy and security laws from countries outside of the U.S.
Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach of our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.
Many of our research and preclinical activities are conducted by third parties outside of the U.S., including in China and India. A significant disruption in the operations of those third parties, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
We contract many of our research and preclinical activities to third parties outside the U.S., including in China and India. Any disruption in the operations of such third parties or in their ability to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day
basis and to continue development of our programs. Furthermore, since many of these third parties are located outside the U.S., we are exposed to the possibility of disruption and increased costs in the event of changes in the policies of the U.S. or foreign governments, political unrest or unstable economic conditions in any of the countries where we conduct such activities. For example, a trade war could lead to tariffs on the chemical intermediates used in our product candidates. Any of these matters could materially and adversely affect our development timelines, business and financial condition.
Our operations are vulnerable to interruption by flood, fire, earthquakes, power loss, telecommunications failure, terrorist activity, pandemics and other events beyond our control, which could harm our business.
Our corporate headquarters are located in Cambridge, Massachusetts. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major flood, fire, earthquake, power loss, telecommunications failure, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.
We currently do not have and have never had a marketing or sales team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical
capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.
Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory
basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to enter into such arrangements when needed, on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.
A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.
We may seek regulatory approval of our product candidates outside of the U.S. and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•
differing regulatory requirements and reimbursement regimes in foreign countries, such as the lack of pathways for accelerated drug approval, may result in foreign regulatory approvals taking longer and being more costly than obtaining approval in the U.S.;

•	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;

•	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	impact of the COVID-19 pandemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with legal requirements applicable to privacy, data protection, information security and other matters;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	potential liability under the FCPA or comparable foreign regulations;

•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism, trade policies, treaties and tariffs.
These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.
Changes in tax law could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department and other applicable tax authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.
Our federal net operating loss (“NOL”) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) as amended by the Coronavirus Aid, Relief, and Economic Security Act, our federal NOLs may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2020, we had available federal NOL carryforwards of approximately $30.4 million and available state NOL carryforwards of approximately $30.3 million, which begin to expire in 2033.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by
“5-percent
shareholders” that exceeds 50 percentage points (by value) over a rolling three-year period), the corporation’s ability to use its pre-change
NOL carryforwards and certain other
pre-change
tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing NOL carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. Because our ability to utilize our NOL carryforwards and certain other tax attributes could be limited as described above, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.
Risks related to our intellectual property
Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.
Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to one or more of our patents or patent applications or those of our future licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be adversely affected if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our development programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.
If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.
Our success depends in large part on our ability to obtain and maintain protection of the intellectual property rights we own (either solely and jointly with others), or may in the future license from third parties (in particular, worldwide patents relating to any proprietary technology and product candidates we develop). To date, we have not yet obtained or exclusively in-licensed
any issued patents, and all of the patent applications that we own are at a very early stage of prosecution. Accordingly, unless and until any of our patent applications issue or we otherwise acquire rights in any issued patents, we must rely on trade secret protection and other intellectual property rights to prevent use of our inventions by others and protect our proprietary rights We also seek to protect our proprietary position by filing patent applications in the U.S. and select other countries related to our technologies and product candidates that are important to our business and by in-licensing
intellectual property related to such technologies and product candidates. However, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, or the methods of use or manufacture of those products. If we are unable to obtain and maintain meaningful patent protection in jurisdictions important to our business for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, or other proprietary technologies our business, financial condition, results of operations and prospects could be adversely affected.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain or defend all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances involving technology that we may license from third parties, we may not have the sole right to control the preparation, filing and prosecution of patent applications or to maintain, enforce and defend the in-licensed
patents. Therefore, any
in-licensed
patents and applications may not be prepared, filed, prosecuted, maintained, defended and enforced in a manner consistent with the best interests of our business.
The patent rights of pharmaceutical and biotechnology companies, like ours, generally are highly uncertain, involve complex legal and factual questions and have been the subject of much litigation in recent years. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents, particularly those related to oncology, has emerged in the U.S. The relevant patent laws and their interpretation outside of the U.S. are also uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patent eligibility of certain inventions or discoveries relating to biotechnology. These decisions conclude, among other things, that abstract ideas, natural phenomena and laws of nature are not themselves patent eligible subject matter. Precisely what constitutes a law of nature or abstract idea is uncertain, and certain aspects of our technology could be considered ineligible for patenting under applicable law. In addition, the scope of patent protection outside the U.S. is uncertain, and laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. or vice versa. For example, European patent law precludes the patentability of methods of treatment of the human body. We cannot predict whether the patent applications we are currently pursuing will issue as patents that protect our technology and product candidates, in whole or in part, in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Changes in either the patent laws or interpretation of the patent laws in the U.S. or other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, affect the value or narrow the scope of our patent rights.
Further, third parties may have intellectual property rights relating to our product candidates of which we are unaware. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases are not published at all. Therefore, neither we nor our future licensors can know with certainty whether either we or our future licensors were the first to make the inventions claimed in the patent applications we own or any patents or patent applications we may own or in-license
in the future, or that either we or any of our future licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and future in-licensed
patent rights are uncertain. For example, currently unpublished patent applications may later publish and limit our ability to obtain valid and enforceable patents.
Moreover, any issued patents we do obtain or
in-license
may be challenged, invalidated, or circumvented. We or our future licensors may be subject to a third-party pre-issuance
submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”), or to a foreign patent office, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by any patents we obtain and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Moreover, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents we may obtain. For these reasons and others, we may face competition with respect to our product candidates.
Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if our owned and any future in-licensed
patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and any patents we do obtain may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our management and employees, even if the eventual outcome is favorable to us. Furthermore, our competitors may be able to circumvent any patents we obtain or in-license
in the future by developing similar or alternative technologies or products in a non-infringing
manner. For these reasons, even if we are successful in obtaining patents or in-licensing
patents in the future, our patent portfolio may not provide us with sufficient rights to exclude others from using or commercializing technology and products similar or identical to any of our technology and product candidates for any period of time.

Patent terms may not protect our competitive position for an adequate amount of time.
Issued patents can provide protection for varying periods of time, depending, for example, upon the type of patent, the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. However, patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S.
non-provisional
filing date. The term of a patent outside of the U.S. varies in accordance with the laws of the foreign jurisdiction. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are approved for use or commercialized.
If we do not obtain patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation, which if granted could extend the term of our marketing exclusivity for any product candidates we may develop, our business may be materially and adversely affected.
In the U.S., the term of a patent that covers an
FDA-approved
drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. In addition, the patent term of only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other
non-U.S.
jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on any patents that issue covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted and, even if granted, the length of such extensions. We may not be granted patent term extension either in the U.S. or in any foreign country, even where we obtain a patent that is eligible for patent term extension, if, for example, an applicable government authority determines that we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. If we obtain such an extension, it may be for a shorter period than we had sought. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially and adversely affected.
Furthermore, for any patents we may
in-license
in the future, we may not have the right to control prosecution, including filing with the USPTO, of a petition for patent term extension under the Hatch-Waxman Act. Thus, if a patent we in-license
in the future is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed or whether the requested extension is obtained from the USPTO.
Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain or in-license
patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we or our future licensors submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of such product candidate.
Changes to patent laws in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of patent laws in the U.S. or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of our owned and any future in-licensed
patent applications and the maintenance, enforcement or defense of any issued patents we may obtain or in-license.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. For example, the USPTO regularly revises its policies and procedures for patent examination. Future political changes may impose new difficulties in obtaining patent protection. This combination of events has increased uncertainty with respect to the validity and enforceability of patents once obtained. Similarly, foreign courts and patent offices have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain patent protection in the future.
We may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.
Competitors and other third parties may infringe, misappropriate or otherwise violate patents or other intellectual property that we own or license. As a result, we or our future licensors may need to file infringement, misappropriation or other intellectual property claims, which can be expensive and time-consuming. Any claims we assert against others could provoke them to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property rights. Our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on in the extent to which we obtain and enforce patent claims that cover our technology, inventions, and improvements.
Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. In a patent infringement proceeding, the perceived infringers could counterclaim that the patents we or our licensors have asserted are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are common. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement.
Grounds for an unenforceability assertion include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination,
post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings in the European Patent Office. The outcomes of allegations of invalidity or unenforceability are unpredictable. With respect to validity, for example, even if we are successful in obtaining patents or in-licensing
patents, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our future licensing partners were unaware during prosecution.
An adverse result in any such proceeding could put one or more of the patents that we may own or in-license
in the future at risk of being invalidated or interpreted narrowly, and could put any of our present or future owned or in-licensed
patent applications at risk of not yielding an issued patent. A court may also refuse to stop the third party from using the technology at issue in a proceeding, for example, on the basis that our owned or in-licensed
patents do not cover that technology. Furthermore, if the breadth or strength of protection provided by our patent applications and any future patents is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products, diagnostic tests or services.
In addition, interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications or any future patents. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be adversely affected if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive
license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our discovery programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during litigation. Any of the foregoing could allow third parties to develop and commercialize competing technologies and products and have a material adverse impact on our business, financial condition, results of operations and prospects.
Third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and product candidates, including interference proceedings, post grant review, inter partes review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, including our competitors, exist in the fields in which we are pursuing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our technologies or product candidates may be subject to claims that they infringe the patent rights of third parties. Our competitors and others may have significantly larger and more mature patent portfolios than we have. In addition, future litigation may be initiated by patent holding companies or other third parties who have no relevant product or service revenue and against whom our future patents, if any, may provide little or no deterrence or protection. Competitors may also assert that our product candidates infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets.
The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources and management attention to defend. The risks of being involved in such litigation and proceedings may increase if and as our product candidates near commercialization and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of merit. Because patent applications can take many years to issue, pending patent applications may result in issued patents that our product candidates infringe. For example, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the discovery, use or manufacture of our product candidates or technologies. We may not be aware of all such intellectual property rights potentially relating to our technology and product candidates, or we may incorrectly conclude that third-party intellectual property is invalid or that our activities and product candidates do not infringe the intellectual property rights of third parties. Thus, we do not know with certainty that our technology and product candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third party’s intellectual property rights. Parties making claims against us may also obtain injunctive or other equitable relief. For example, if any third-party patents were held to cover the manufacturing process of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidates. In the event of a successful claim of infringement against us, we may also have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, indemnify customers, collaborators or other third parties, seek new regulatory approvals, and redesign our infringing products, which may not be possible or practical. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we may be required to obtain a license from such third party to continue developing, manufacturing and marketing our technology and product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive,
thereby giving our competitors and other third parties access to the same technologies licensed to us, and could require us to make substantial licensing and royalty payments. Claims that we have misappropriated the confidential information, trade secrets or other intellectual property rights of third parties could have a similar material adverse effect on our business, financial condition, results of operations and prospects.
If we are unable to obtain licenses from third parties on commercially reasonable terms, our business could be adversely affected.
It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from the third parties. The in-licensing
and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to in-license
or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to sell, assign or license rights to us. In addition, we expect that competition for the in-licensing
or acquisition of third-party intellectual property rights for product candidates that are attractive to us may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, such as substantial licensing or royalty payments, our business could be materially and adversely affected. If we are unable to obtain a necessary license, the third parties owning such intellectual property rights could seek an injunction prohibiting our sales or we may be unable to otherwise develop or commercialize the affected product candidates, which could materially harm our business. Even if we are able to obtain a license, it may be non-exclusive,
thereby giving our competitors access to the same technologies licensed to us.
If we are unable to obtain rights to required third-party intellectual property rights, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology and product candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

If we fail to comply with our obligations in any future intellectual property licenses with third parties that we may enter into, or otherwise experience disruptions to our business relationships with our future licensors, we could lose intellectual property rights that are important to our business.
We may in the future enter into licensing and funding arrangements with third parties that may impose, among other things, diligence, development, and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with those obligations, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements, or our counterparties may require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects, or impede, delay or prohibit the further development or commercialization of, one or more product candidates that rely on such agreements.
For example, disputes may arise regarding intellectual property that is or becomes subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other matters of contract interpretation;

•	whether and the extent to which our technology and processes infringe the intellectual property rights of the licensor that are not subject to the licensing agreement;

•	whether our licensor or its licensor had the right to grant the license agreement;

•	whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of the intellectual property rights without their authorization;

•	our involvement in the prosecution of licensed patents and our licensors’ overall patent enforcement strategy;

•	the amounts of royalties, milestones or other payments due under the license agreement;

•	the sublicensing of patent and other rights under collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

•	If we do not prevail in such disputes, we may lose any or all of our rights under such license agreements.
In addition, intellectual property license agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we may license prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology and product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we may in-license.
If other third parties have ownership rights to patents and/or patent applications we may in-license,
they may be able to license such patents to our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners
of our
in-licensed
patents in order to enforce such patents against third parties, and we may not receive such cooperation. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.
Despite our efforts, our future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by these license agreements. If these in-licenses
are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors could seek regulatory approval for and market products and technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.
Third parties may attempt to develop and commercialize competitive products in foreign countries where we do not have any patent protection and/or where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.
Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S., and even where such protection is nominally available, adequate judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling our inventions in such countries or importing products made using our inventions into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we do obtain patent protection or future licenses but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop the infringement of any patents we do obtain or in-license
or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, certain jurisdictions do not protect, to the same extent as the U.S. or at all, inventions that constitute new methods of treatment.
Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents we obtain at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
We work with third-party contractors located in China to develop certain of our intellectual property. On December 1, 2020, the Chinese government implemented a new Export Control Law which regulates the export of certain technologies outside of China. As currently implemented, we do not believe the Export Control Law applies to our product candidates, and we do not expect it to impact our business; however the Export Control Law could be amended in the future in a way that could adversely affect our business.
Many countries, including India, China and certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we do obtain or in-license
patents and we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business, financial condition, results of operations, and prospects may be adversely affected.
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We or our future licensors may be subject to claims that current or former employees, collaborators, contract research organizations, universities or other third parties have an interest in our owned or future in-licensed
patents and patent applications, trade secrets or other intellectual property as an inventor, co-inventor,
owner or
co-owner.
For example, we or our future licensors may have inventorship or ownership disputes arise from conflicting obligations of employees, consultants, contract research organizations or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of any future owned or in-licensed
patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, we may be required to pay monetary damages and we may also lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Additionally, if residents of other countries can claim inventorship of our patents and patent applications, we may be required to fulfill additional obligations. For example, some countries, including China, require a patent owner to provide remuneration to inventors who assign rights to inventions developed during course of their employment. Litigation may be necessary to defend against claims based on foreign inventors. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Intellectual property discovered through government funded programs may be subject to federal regulations such as
“march-in”
rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with
non-U.S.
manufacturers.
We may in the future develop, acquire, or license intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive,
non-transferable,
irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive
licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as
“march-in
rights”). If the U.S. government exercises its
march-in
rights in any future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we may license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the U.S. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with
non-U.S.
product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.
We may be subject to claims by third parties asserting that our employees, consultants or contractors have wrongfully used or disclosed confidential information of such third parties, or that they have wrongfully used or disclosed alleged trade secrets of their current or former employers, or that we have misappropriated their intellectual property, or that they own what we regard as our own intellectual property.
Many of our employees, physician-scientist partners, consultants and contractors are or were previously employed at or engaged by universities or other pharmaceutical or biotechnology companies, including our competitors or potential competitors. Many of them executed proprietary rights, non-disclosure
and/or
non-competition
agreements in connection with such previous employment or engagement. Although we try to ensure that the individuals who work for us do not use the intellectual property rights, proprietary information, know-how
or trade secrets of others in their work for us, we may be subject to claims that we or they have, inadvertently or otherwise, used, infringed, misappropriated or otherwise violated the intellectual property rights, or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third parties. We may also be subject to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. Any litigation or the threat of litigation may adversely affect our ability to hire employees or engage consultants and contractors. A loss of key personnel or their work product could hamper or prevent us from developing and commercializing products and product candidates, which could harm our business.
In addition, while it is our policy to require our employees, physician-scientist partners, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in obtaining such an agreement from each party who in fact develops intellectual property that we regard as our own. Our intellectual property assignment agreements with them may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Additionally, assignment agreements and related agreements may be interpreted under the laws of a foreign country, which may be unpredictable. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we fail in prosecuting or defending any such claims, we may be required to pay monetary damages, and we may also lose valuable intellectual property rights or personnel, which could have a material adverse effect on our competitive position and prospects. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products, which license may not be available on commercially reasonable terms, or at all, or such license may be non-exclusive.
Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and employees.

If we are unable to protect the confidentiality of our trade secrets and other proprietary information, our business and competitive position would be adversely affected.
In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how,
technology and other proprietary information to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure
and confidentiality agreements with parties who have access to them, such as our employees, consultants, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, our unpublished patent applications or other confidential research, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us.
Furthermore, we expect that, over time, our trade secrets,
know-how
and proprietary information may be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel to and from academic and industry scientific positions. Consequently, without costly efforts to protect our proprietary technology, we may be unable to prevent others from exploiting that technology, which could affect our ability to expand in domestic and international markets. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely affected.
We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. These security measures may be breached or otherwise accessed in an unauthorized manner, and we may not have adequate remedies for any breach.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition or cancellation proceedings. This can be time-consuming and expensive, particularly for a company of our size. In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may determine another trademark is not infringing our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these trademarks or trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trademarks or trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark or trade name infringement claims brought by owners of other registered trademarks or trade names that incorporate variations of our trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks and trade names may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.
Our current trademark applications and additional trademark applications we may file in the future may not proceed to registration and/or may be opposed by third parties. Even if such applications proceed to registration, third parties may challenge our use of such trademarks or seek to invalidate our registration in the future. Other companies in our industry may be using trademarks that are similar to ours and may in the future allege that the use of our trademarks in connection with our products infringes or otherwise violates their trademark rights. Trademark-granting authorities may decide to investigate our trademarks on their own initiative if they believe that there may be potential issues to be resolved. In addition, failure to maintain our trademark registrations, or to obtain new trademark registrations in the future, could limit our ability to protect and enforce our trademarks and impede our marketing efforts in the countries in which we operate. Over the long term, if we are unable to establish brand recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

Risks related to our dependence on third parties
We rely on third parties to conduct our preclinical studies, and plan to rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.
We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations (“CMOs”), and strategic partners (collectively, “partners”) to conduct and support our preclinical studies under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and planned clinical trials and the subsequent collection and analysis of data. For example, our partners contribute highly enabling technologies and services that include: (i) numerous physician-scientists at leading CROs, (ii) support for our translational research efforts, (iii) crystallography to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived, cell and xenograft models to translate our findings to the clinical setting.
These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our preclinical studies or our planned clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.
Our heavy reliance on these third parties for such drug development activities will reduce our control over these activities. As a result, we will have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, or if these third parties need to be replaced, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We contract with third parties for the manufacture of our product candidates for preclinical studies and expect to continue to do so for additional preclinical studies, clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we enter into contracts for the production of our product candidates on an as-needed
basis, which means that aside from any binding purchase orders we have from time to time, we are subject to the supplier’s plant availability, ability to manufacture on our behalf, and/or a change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials.
We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the failure of the third party to manufacture our product candidates according to our schedule and specifications, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the reduction or termination of production or deliveries by suppliers, or the raising or prices or renegotiation of terms;

•	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the breach by the third-party contractors of our agreements with them;

•	the failure of third party to manufacture our product candidates according to our specifications;

•	the failure of third-party contractors to comply with applicable regulatory requirements, including cGMPs;

•	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•
clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the misappropriation of our proprietary information, including our trade secrets and know-how.
We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for general project management, in-person
oversight and for compliance with cGMP regulations for manufacturing both active pharmaceutical ingredients (“API”) and finished drug products. To date, we have obtained API and drug product for our product candidates from single-source third party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project
basis based on our development needs. As we advance our product candidates through development, we will consider our lack of redundant supply for the API and drug product for each of our product candidates to protect against any potential supply disruptions through the use of a safety stock strategy and/or contracting with additional suppliers. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.
Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the U.S. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by FDA, EMA or comparable regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. As a result, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up
or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our anticipated products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from them in order to have another third-party manufacturer manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.
In order to commercially produce our products either at a third party’s facility or in any facility of ours, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our precision medicines as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our precision medicines for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance
could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.
If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, product candidates, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products, product candidates and marketing approvals; and

•
our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time
expenses and acquire intangible assets that could result in significant future amortization expense.
If our third-party manufacturers use hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.
Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. and local laws in other foreign jurisdictions governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.
If we decide to establish collaborations, but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.
Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring
and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.
We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.
In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.
If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other discovery programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We may enter into collaborations with third parties for the development and commercialization of product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
If we enter into any collaboration arrangements with any third parties for the development and commercialization of our product candidates, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates would pose numerous risks to us, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

•
collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;

•	we may grant exclusive rights to our collaborators that would prevent us from collaborating with others;

•
collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;

•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;

•	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all;

•
collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of our product candidates;

•
collaborators may own or
co-own
intellectual property covering our products or product candidates that result from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
Risks related to ownership of our common stock
The market price of our Class A common stock may be volatile, and our investors could lose all or part of their investment.
The trading price of our Class A common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form
10-Q,
these factors include:

•	the timing and results of INDs, preclinical studies and clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or announcements by potential competitors of their product development efforts;

•	regulatory actions with respect to our products or product candidates or our competitors’ products or product candidates;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	regulatory or legal developments in the U.S. and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	market conditions in the pharmaceutical and biotechnology sector;

•	changes in the structure of healthcare payment systems;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	expiration of market stand-off or lock-up agreements;

•	the impact of any natural disasters or public health emergencies, such as the ongoing COVID-19 pandemic; and

•	general economic, political, industry and market conditions.
The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our Class A common stock.
If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.
The trading market for our Class A common stock may be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. We do not currently have and may never obtain research coverage by securities or industry analysts. If no or few securities or industry analysts commence coverage of us, our stock price would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements or strategic partnerships with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.
Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our programs, which will change from time to time;

•	our ability to enroll patients in clinical trials and the timing of enrollment;

•
the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;

•	the timing and outcomes of preclinical studies and clinical trials for NVL-520 and NVL-655, and any product candidates from our discovery programs, or competing product candidates;

•	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;

•
competition from existing and potential future products that compete with
NVL-520
or
NVL-655
or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of NVL-520 and NVL-655 or product candidates from any of our discovery programs;

•	the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with
NVL-520
and
NVL-655,
or any of our discovery programs;

•
our ability to commercialize
NVL-520
or
NVL-655,
or product candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;

•	our ability to establish and maintain collaborations, licensing or other arrangements;

•	our ability to adequately support future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic and political environment.
The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period
basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, most recently due to the ongoing
COVID-19
pandemic, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to the evolving effects of the
COVID-19
pandemic or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse event on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. Three of our directors are affiliated with our principal stockholders.
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 64.9% of our outstanding Class A common stock and Class B common stock and 61.8% of our voting stock (based on the number of shares of common stock outstanding as of June 30, 2021 and after giving effect to the shares issued in our IPO). Three of our directors are affiliated with two of our principal stockholders, including Joseph Pearlberg, M.D., Ph.D and Cameron A. Wheeler, Ph.D who are affiliated with Deerfield, and Andrew A.F. Hack, M.D., Ph.D who is affiliated with Bain Capital Life Sciences. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our Class A common stock.
The dual class structure of our common stock and the option of the holders of shares of our Class B common stock to convert into shares of our Class A common stock may limit your ability to influence corporate matters.
Our Class A common stock has one vote per share, while our Class B common stock is non-voting.
Nonetheless, each share of our Class B common stock may be converted at any time into one share of Class A common stock at the option of its holder, subject to the limitations provided for in our third amended and restated certificate of incorporation that prohibit the conversion of our Class B common stock into shares of Class A common stock to the extent that, upon such conversion, such holder and any other persons with whom such holder’s beneficial ownership would be aggregated for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 4.9% or 9.9%, as applicable, based on the holder’s election of any class of our securities registered under the Exchange Act. Consequently, if holders of Class B common stock exercise their option to make this conversion, such exercise will have the effect of increasing the relative voting power of those prior holders of our Class B common stock (subject to the ownership limitation described in the previous sentence) and increasing the number of outstanding shares of our voting common stock, and correspondingly decreasing the relative voting power of the current holders of our Class A common stock, which may limit your ability to influence corporate matters. Because our Class B common stock is generally non-voting,
stockholders who own more than 10% of our common stock overall but 10% or less of our Class A common stock will not be required to report changes in their ownership from transactions in our common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and would not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Stock Plan, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by such sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
Pursuant to our 2021 Stock Plan, our management is authorized to grant stock options to our employees, directors and consultants. If the number of shares reserved under our 2021 Stock Plan is increased pursuant to the terms of the 2021 Stock Plan, our stockholders may experience dilution, which could cause our stock price to fall.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through future strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.
We are an “emerging growth company” and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
(iii) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions.

We have increased costs as a result of operating as a public company, and our management is devoting substantial time to related compliance initiatives.
As a public company, we are incurring significant legal, accounting and other expenses, and these expenses may increase even more after we are no longer an “emerging growth company.” We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form
10-K,
we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.
If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
We may in the future discover material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2020 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we will not in the future identify material weaknesses. Material weaknesses may exist when we become required to report on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the facts that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of their stock.
Anti-takeover provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our Class A common stock.
Our third amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder actions through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•
a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•
a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds
of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•
a requirement of approval of not less than
two-thirds
of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•
the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
Any provision of our third amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
Our bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of, or a claim based on, fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the U.S. may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period between April 1, 2021 and June 30, 2021, we issued to employees and directors, options to purchase an aggregate of 2,322,663 shares of common stock at a weighted-average exercise price of $7.72 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering. On July 28, 2021, we filed a registration statement on Form
S-8
under the Securities Act to register all of the shares of our Class A common stock subject to outstanding options and all shares of our Class A common stock otherwise issuable pursuant to our equity compensation plans.
Use of Proceeds from our Public Offering of Common Stock
On August 2, 2021, we closed our initial public offering, or IPO, in which we issued and sold 10,612,500 shares of Class A common stock, including the exercise in full by the underwriters of their option to purchase up to 1,462,500 additional shares of Class A common stock, and 600,000 shares of Class B common stock, at a public offering price of $17.00 per share. All of the shares of Class A common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form
S-1,
as amended (Registration
No. 333-256949),
which was declared effective by the SEC on July 28, 2021, or the Prospectus. J.P. Morgan Securities LLC, Cowen and Company, LLC and Piper, Sandler & Co. acted as joint book-running managers for the offering. Each share of Class B common stock may be converted at any time into one share of Class A common stock at the option of its holder, subject to the ownership limitations provided for in our amended and restated certificate of incorporation. The aggregate gross proceeds to us from our initial public offering, inclusive of the underwriters’ option to purchase additional shares, were $190.6 million.
The aggregate net proceeds to us from the initial public offering, inclusive of the underwriters’ option to purchase additional shares, was approximately $174.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us of approximately $16.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.
There has been no material change in the planned use of IPO proceeds from that described in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 30, 2021.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40671) filed with the SEC on August 2, 2021)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40671) filed with the SEC on August 2, 2021)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021)

4.2	Specimen Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021)

4.3	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, effective as of April 30, 2021 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021

10.1#	2021 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-257730) filed with the SEC on July 26, 2021)

10.2#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-257730) filed with the SEC on July 26, 2021)

10.3#	Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021)

10.4#	Form of Indemnification Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021)

10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021)

10.6#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021)

10.7#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021)

10.8#	Employment Agreement, by and between the Registrant and James R. Porter, effective August 2, 2021 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021)

10.9†	Amended and Restated Revenue Sharing Agreement, by and between the Registrant and Matthew Shair, effective as of February 2, 2017 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021)

10.10†	Amended and Restated Revenue Sharing Agreement, by and between the Registrant, Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P., effective as of February 2, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257730) filed with the SEC on July 7, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
+
The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form
10-Q
and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVALENT, INC.

Date: September 8, 2021	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2021	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)