Form 10-Q
period 2021-09-30
Nuvalent, Inc.
filed 2021-11-10
CIK 1861560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
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
☒
    No
☐
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
of the Exchange
Act).  Yes
☐    No  ☒
As of October 31, 2021, the registrant had 42,848,715 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report on Form
10-Q
contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form
10-Q
include, but are not limited to, statements about:

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

•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug applications (“INDs”) and final U.S. Food and Drug Administration (“FDA”) approval of our current product candidates or any future product candidates;

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

•	estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;

•	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;

•	future agreements with third parties in connection with the development and commercialization of our product candidates;

i

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our financial performance;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to produce our product candidates with advantages in turnaround times or manufacturing cost;

•	our competitive position and the success of competing therapies that are or may become available;

•	our need for and ability to attract and retain key scientific, management and other personnel;

•	the impact of laws and regulations;

•	our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	developments relating to our competitors and our industry;

•
the effect of the
COVID-19
pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and

•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”
In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “expect,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form
10-Q.
If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form
10-Q
and the documents that we reference in this Quarterly Report on Form
10-Q
and have filed with the Securities and Exchange Commission (the “SEC”) thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
The forward-looking statements in this Quarterly Report on Form
10-Q
represent our views as of the date of this Quarterly Report on Form
10-Q.
We do not undertake any obligation to publicly update any forward-looking statement except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form
10-Q.
This Quarterly Report on Form
10-Q
also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. All of the market data used in this Quarterly Report on Form
10-Q
involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the section titled “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on
Form 10-Q and
our other filings with the SEC before making investment decisions regarding our common stock.

•
We are very early in our development efforts, have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability;

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

•
We may not be able to submit INDs, clinical trial applications (“CTAs”) or comparable applications to commence clinical trials on the timelines we expect, and even if we are able to, regulatory authorities may not permit us to proceed;

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

•	The effects of the ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials and preclinical studies;

•	We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do;

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

•
Our relationships with healthcare professionals, clinical investigators, contract research organizations (“CROs”) and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to significant losses;

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

•
We rely on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NUVALENT, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$245,886	$10,332
Marketable securities	56,543	—
Prepaid expenses and other current assets	2,710	314

Total current assets	305,139	10,646
Other assets	2,834	—

Total assets	$307,973	$10,646

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,532	$1,252
Accrued expenses	4,310	1,171
Preferred stock tranche rights	—	1,957

Total current liabilities	6,842	4,380
Notes payable and accrued interest to stockholder	—	2,235

Total liabilities	6,842	6,615

Commitments and contingencies (Note 10 )
Convertible preferred stock (Series A and B), $0.0001 par value; no shares and 112,431,508 shares authorized at September 30, 2021 and December 31, 2020, respectively; no shares and 89,945,206 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively;	—	35,354

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at September 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares and 160,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 42,848,715 shares and 3,129,384 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	—
Class B common stock, $0.0001 par value; 10,000,000 shares and no shares authorized at September 30, 2021 and December 31, 2020, respectively; 5,435,254 shares and no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	—
Additional paid-in capital	362,083	842
Accumulated other comprehensive loss	(23)	—
Accumulated deficit	(60,934)	(31,885)
Promissory note from stockholder	—	(280)

Total stockholders’ equity (deficit)	301,131	(31,323)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$307,973	$10,646

The accompanying notes are an integral part of these financial statements.

NUVALENT, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,055	$3,721	$22,365	$10,704
General and administrative	3,372	319	6,074	987

Total operating expenses	12,427	4,040	28,439	11,691

Loss from operations	(12,427)	(4,040)	(28,439)	(11,691)

Other income (expense):
Change in fair value of preferred stock tranche rights	—	(724)	(635)	3,747
Other income (expense), net	1	(14)	25	(32)

Total other income (expense), net	1	(738)	(610)	3,715

Net loss	$(12,426)	$(4,778)	$(29,049)	$(7,976)

Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(1.57)	$(2.26)	$(2.85)

Weighted average shares of common stock outstanding, basic and diluted	32,066,089	3,042,398	12,858,574	2,798,910

Comprehensive loss:
Net loss	$(12,426)	$(4,778)	$(29,049)	$(7,976)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax of $0	(23)	—	(23)	—

Comprehensive loss	$(12,449)	$(4,778)	$(29,072)	$(7,976)

The accompanying notes are an integral part of these financial statements.

NUVALENT, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

								Accumulated			Total
	Convertible		Class A		Class B		Additional	Other		Promissory	Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Note from	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stockholder	(Deficit)

Balances at December 31, 2020	89,945,206	$35,354	3,129,384	$—	—	$—	$842	$—	$(31,885)	$(280)	$(31,323)
Issuance of Series A convertible preferred stock	22,486,302	10,000	—	—	—	—	—	—	—	—	—
Conversion of note payable and accrued interest to Series A convertible preferred stock	5,025,604	2,815	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	65	—	—	—	65
Interest on promissory note from related stockholder party	—	—	—	—	—	—	—	—	—	(2)	(2)
Reclassification of preferred stock tranche rights upon settlement	—	2,592	—	—	—	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—	(580)	—	—	—	(580)
Net loss	—	—	—	—	—	—	—	—	(6,785)	—	(6,785)
Balances at March 31, 2021	117,457,112	50,761	3,129,384	—	—	—	327	—	(38,670)	(282)	(38,625)
Issuance of Series B convertible preferred stock, net of issuance costs of $348	65,223,679	134,652	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	725	—	—	—	725
Interest on promissory note from related stockholder party	—	—	—	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	—	—	—	(9,838)	—	(9,838)
Balances at June 30, 2021	182,680,791	185,413	3,129,384	—	—	—	1,052	—	(48,508)	(284)	(47,740)
Conversion of preferred stock to common stock upon initial public offering	(182,680,791)	(185,413)	29,106,831	3	4,835,254	1	185,409	—	—	—	185,413
Issuance of common stock upon initial public offering, net of issuance costs of $3,020	—	—	10,612,500	1	600,000	—	174,249	—	—	—	174,250
Stock-based compensation expense	—	—	—	—	—	—	1,373	—	—	—	1,373
Repayment of promissory note from related stockholder party	—	—	—	—	—	—	—	—	—	284	284
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	—	—	—	—	(12,426)	—	(12,426)
Balances at September 30, 2021	—	$—	42,848,715	$4	5,435,254	$1	$362,083	$(23)	$(60,934)	$—	$301,131
The accompanying notes are an integral part of these financial statements.

NUVALENT, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

								Accumulated
	Convertible		Class A		Class B		Additional	Other		Promissory	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Note from	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stockholder	Deficit
Balances at December 31, 2019	39,351,028	$14,048	2,138,988	$—	—	$—	$98	$—	$(17,329)	$(25)	$(17,256)
Issuance of Series A convertible preferred stock	28,107,876	12,500	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	623	—	—	—	623
Reclassification of preferred stock tranche rights upon settlement	—	(1,538)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	5,359	—	5,359

Balances at March 31, 2020	67,458,904	25,010	2,138,988	—	—	—	721	—	(11,970)	(25)	(11,274)
Issuance of common stock	—	—	952,740	—	—	—	—	—	—	—	—
Issuance of promissory note from related party stockholder	—	—	—	—	—	—	—	—	—	(250)	(250)
Stock-based compensation expense	—	—	—	—	—	—	29	—	—	—	29
Interest on promissory note from related party stockholder	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	(8,557)	—	(8,557)

Balances at June 30, 2020	67,458,904	25,010	3,091,728	—	—	—	750	—	(20,527)	(276)	(20,053)
Issuance of Series A convertible preferred stock	22,486,302	10,000	—	—	—	—	—	—	—	—	—
Reclassification of preferred stock tranche rights upon settlement	—	344	—	—	—	—	—	—	—	—	—
Interest on promissory note from related party stockholder	—	—	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation expense	—	—	—	—	—	—	35	—	—	—	35
Net loss	—	—	—	—	—	—	—	—	(4,778)	—	(4,778)

Balances at September 30, 2020	89,945,206	$35,354	3,091,728	$—	—	$—	$785	$—	$(25,305)	$(278)	$(24,798)

The accompanying notes are an integral part of these financial statements.

NUVALENT, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,049)	$(7,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of preferred stock tranche rights	635	(3,747)
Stock-based compensation expense	2,163	687
Non-cash interest income on promissory note	(4)	(3)
Net amortization of premiums on marketable securities	1	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(444)	(275)
Other assets	(2,834)	—
Accounts payable	909	187
Accrued expenses	1,578	1,115

Net cash used in operating activities	(27,045)	(10,012)
Cash flows from investing activities:
Purchases of marketable securities	(56,567)	—

Net cash used in investing activities	(56,567)	—
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and preferred stock tranche rights, net of issuance costs	144,652	22,500
Proceeds from initial public offering, net of underwriting discounts and commissions	177,270	—
Issuance of promissory note to stockholder	—	(250)
Payments of insurance costs financed by a third-party	(391)	—
Proceeds from repayment of promissory note to stockholder	284	—
Payments of initial public offering costs	(2,649)	—

Net cash provided by financing activities	319,166	22,250

Net increase in cash and cash equivalents	235,554	12,238
Cash and cash equivalents at beginning of period	10,332	3,016

Cash and cash equivalents at end of period	$245,886	$15,254

Supplemental disclosure of noncash financing information:
Settlement of notes payable and accrued interest for preferred stock	$2,235	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$185,413	$—
Insurance premium financed by a third-party	$1,952	$—
Loss on extinguishment of debt	$580	$—
Settlement of preferred stock tranche rights	$2,592	$(1,194)
Initial public offering costs in accounts payable	$371	$—
The accompanying notes are an integral part of these financial statements.

NUVALENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Business and Basis of Presentation
Nuvalent, Inc.
 (the “Company”) is a biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer, designed to overcome the limitations of existing therapies for clinically proven kinase targets. The Company was founded in January 2017 as a Delaware corporation. The Company is headquartered in Cambridge, Massachusetts.
The Company is subject to risks similar to those of other
pre-commercial
stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of the
COVID-19
pandemic and the need to obtain adequate additional financing to fund the development of its product candidates. There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained and maintained, that any product candidates will receive required regulatory approval or that approved products, if any, will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products
.
In March 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. The Company’s operations have not been significantly impacted by the
COVID-19
pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
pandemic will have on its financial condition and operations, including its conduct of clinical trials. The impact of the
COVID-19
outbreak on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected.
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
On August 2, 2021, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 10,612,500 shares of Class A and 600,000 shares of Class B common stock at a public offering price of $17.00 per share, inclusive of 1,462,500 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of approximately $174.3 million after deducting underwriting discounts and commissions and offering costs. In connection with the IPO, the Company’s outstanding convertible preferred stock automatically converted into shares of Class A and Class B common stock.
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
Since its inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, issuance of convertible notes (which converted in 2018), debt financing from its investors (which was settled with convertible preferred stock in February 2021), and most recently, with proceeds from the sale of common stock in the IPO completed in August 2021. The Company has incurred recurring losses since inception, including net losses of $29.0 million for the nine months ended September 30, 2021 and $14.6 million for the year ended December 31, 2020. As of September 30, 2021, the Company had an accumulated deficit of $60.9 million.
The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these financial statements.

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
Unaudited interim financial information
The balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Registration Statement on Form
S-1,
as amended, File
No. 333-257730
on file with the SEC. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Concentrations of credit risk and of significant suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of September 30, 2021 and December 31, 2020, the Company maintained cash, cash equivalents and marketable securities balances in excess of federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities
.
Marketable securities
The Company’s marketable securities
(non-equity
instruments) are classified as
available-for-sale
and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the statements of operations and comprehensive loss
.
The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge recorded in the statements of operations. No such adjustments were necessary during the periods presented. The Company classifies its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.
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
Net income (loss) per share
Prior to the closing of the IPO, the Company followed
the two-class method
when computing net income (loss) per share, as the Company had issued shares that meet the definition of participating securities.
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

Subsequent to the closing of its IPO, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units. For periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their affect is anti-dilutive.
The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 8, the rights of the holders of Class A and Class B common stock are substantially identical, except with respect to voting and conversion. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time, subject to the ownership limitations provided for in the Company’s amended and restated certificate of incorporation. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one
basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
Convertible preferred stock (as converted to common stock)	—	16,711,823
Unvested restricted common stock	21,129	48,039
Options to purchase common stock	4,748,605	1,104,832

	4,769,734	17,864,694

Recently issued accounting pronouncements
The Company qualifies as an “emerging growth company” as defined in the JOBS Act and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.
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
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those years. For nonpublic entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU
No. 2019-10,
which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those years. Early application continues to be allowed. The Company is currently assessing the impact of the adoption of this guidance on its financial statements.

3. Marketable Securities
Marketable securities by security type consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$46,269	$—	$(17)	$46,252
Corporate bonds (due within one year)	8,257	—	(4)	8,253
Corporate bonds (due after one year through two years)	2,040	—	(2)	2,038

	$56,566	$—	$(23)	$56,543

The Company had no marketable securities as of December 31, 2020
.
4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$239,383	$—	$—	$239,383
Commercial paper	—	5,499	—	5,499
Marketable securities:
Corporate bonds	—	10,291	—	10,291
Commercial paper	—	46,252	—	46,252

	$239,383	$62,042	$—	$301,425

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock tranche rights	$—	$—	$1,957	$1,957

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Corporate bonds and commercial paper were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three and nine months ended September 30, 2021 and 2020, there were no transfers in or out of Level 3.
The following table provides a roll-forward of the aggregate fair values of the Company’s preferred stock tranche rights, for which fair value was determined by Level 3 inputs (in thousands):

Preferred Stock Tranche Rights
Fair value at December 31, 2020	$1,957
Change in fair value	635
Settlement of preferred stock tranche rights	(2,592)

Fair value at September 30, 2021	$—

The preferred stock tranche rights represented the fair value of the rights and obligations of the original purchasers of the Series A convertible preferred stock to participate in subsequent closings of Series A convertible preferred stock upon the achievement of certain strategic milestones or as determined by the Series A investors (the “Series A Tranche Rights”), which were fully settled by March 31, 2021. The Series A Tranche Rights met the definition of a freestanding financial instrument as the Series A Tranche Rights were legally detachable and separately exercisable from the Series A convertible preferred stock. The fair value of the Series A Tranche Rights were initially classified as a liability and recorded at fair value and were subject to revaluation at each balance sheet date until each Series A Tranche Right was exercised. The fair values of the Series A Tranche Rights were based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the Series A Tranche Rights utilized a scenario-based valuation analysis, which incorporated assumptions and estimates to value the Series A Tranche Rights and a probability assessment of the achievement of the milestones. The Company assessed these assumptions and estimates at the end of each reporting period as additional information impacting the assumptions were obtained.
The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the Series A Tranche Rights included the fair value per share of the underlying convertible preferred stock, the expected term of the Series A Tranche Rights, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying convertible preferred stock. The Company determined the fair value per share of the underlying convertible preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deemed relevant. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for the expected terms. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected terms. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. The Company assessed the probabilities of achieving the milestones related to each tranche upon issuance and at the end of each reporting period. Probabilities ranged from 90.0% to 100.0% and expected terms ranged from 0.2 years to 1.6 years. As of December 31, 2020, the fair value of the Company’s Series A convertible preferred stock was $0.53 per share.
The Series A Tranche Rights were exercised in March 2020, August 2020 and February 2021. All Series A Tranche Rights were settled by March 31, 2021.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$1,679	$636
Accrued external research and development expenses	880	405
Accrued professional fees	1,751	103
Other	—	27

	$4,310	$1,171

6. Notes Payable to Related Party
In February 2017, the Company issued $2.0 million of promissory notes (the “Notes”) to Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively “Deerfield”), an investor in the Company. The Notes accrued interest at a rate of 2.81% per annum, compounded annually, and matured upon the earlier of a change in control event as defined in the Company’s charter or five years from issuance. In connection with the issuance of the Notes, the Company entered into a revenue share agreement with Deerfield for contingent payments of a low single digit percentage rate of net sales of commercial product (see Note 10).
In February 2021, the Company issued 5,025,604 shares of Series A convertible preferred stock in full settlement of the Notes and accrued interest. The issuance of the Series A convertible preferred stock was recorded at fair value and as a result, the Company recorded a loss on extinguishment of debt of $0.6 million upon the conversion representing the difference between the carrying value of the Notes and the fair value of the Series A convertible preferred stock. The loss on extinguishment of debt was recognized as additional paid-in capital, a component of stockholders’ equity (deficit), due to the related party nature of the Notes.
7. Convertible Preferred Stock
The Company had issued Series A convertible preferred stock (the “Series A”) and Series B convertible preferred stock (the “Series B”). The Series A and Series B are collectively referred to as the “Preferred Stock”.

Preferred Stock consisted of the following as of December 31, 2020:

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
			(in thousands)	(in thousands)
Series A Preferred Stock	112,431,508	89,945,206	$35,354	$40,000	16,711,823

	112,431,508	89,945,206	$35,354	$40,000	16,711,823

In April 2021, the Company issued and sold 65,223,679 shares of Series B at a price of $2.0698 per share, for gross proceeds of $135.0 million. There were no tranche rights granted in connection with the Series B issuance and sale. Upon the closing of the IPO, all of the shares of the Company’s outstanding Preferred Stock automatically converted into shares of Class A and Class B common stock.
8. Common Stock
On July 23, 2021, the Company filed an amendment to its amended and restated certificate of incorporation, which effected a recapitalization of the Company’s then outstanding common stock to Class A common stock and authorized an additional new class of Class B common stock.
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
9. Stock-Based Compensation
2017 Stock Option and Grant Plan
The Company’s 2017 Stock Option and Grant Plan (the “2017 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company. The 2017 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated. Upon effectiveness of the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) in August 2021, the remaining shares available under the 2017 Plan ceased to be available for issuance and no future issuances will be made under the 2017 Plan.
2021 Equity Incentive Plan
On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Plan, which became effective on
J
uly 28
, 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock
options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of Class A shares of common stock initially reserved for issuance under the 2021 Plan is 5,866,004, which shall be cumulatively increased on January 1, 2022 and each January 1 thereafter by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2021 Plan and the 2017 Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of September
 30, 2021, 5,441,507 shares remained available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan
On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 28, 2021. A total of
 473,064 shares of Class A common stock were reserved for issuance under this plan. In addition, the number of shares of Class A common stock that may be issued under the ESPP will automatically increase on January 1, 2022, and each January thereafter through January 1, 2031, by the least of (i) 473,064 shares of Class A common stock, (ii) 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31st or (iii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of September 30, 2021, no offering periods have commenced under the ESPP.
Option Grants
During the nine months ended September 30, 2021, the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 3,360,647 shares of common stock with a total
grant-date fair value of $18.0 million.
Stock-based compensation
The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$476	$12	$786	$641
General and administrative expenses	897	23	1,377	46

	$1,373	$35	$2,163	$687

As of September 30, 2021, total unrecognized compensation cost related to common stock options and unvested restricted stock was $16.4 million, which is expected to be recognized over a weighted average period of 3.2 years.

10. Commitments and Contingencies
Revenue share
The Company has revenue sharing agreements with Deerfield and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of twelve years from the first commercial sale in a country or the expiration of the last-to-expire
patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for this liability at fair value with changes recognized in the statements of operations and comprehensive loss. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to either of the revenue sharing agreements at inception and at September 30, 2021 and December 31, 2020. The Company currently does not have any net sales and as a result has paid no amounts under these obligations nor has the Company accrued any liability as of September 30, 2021 and December 31, 2020.
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
11. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. There was no discretionary match made under the 401(k) Plan as of September 30, 2021 and December 31, 2020.

In September 2021, the Company adopted a match program for employee contributions to the 401(k) Plan up to a maximum of six percent of the employee’s salary for the year ended December 31, 2022.

12. Related Parties
The Company had issued certain promissory notes to Deerfield, an investor in the Company. In February 2021, the promissory notes and accrued interest were converted to Series A (see Note 6).
The Company is obligated to pay low single digit percentage rates of net sales of certain commercial products to Deerfield and its scientific founder. As of September 30, 2021 and December 31, 2020, no products have been commercialized and no amounts have been paid or become due (see Note 10).
In February 2017, the Company entered into a three-year consulting agreement with the scientific founder of the Company who is also a board member and a stockholder. The consulting agreement between the scientific founder and the Company continues at will. During the three months ended September 30, 2021 and 2020, the Company paid the scientific founder $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company paid $0.3 million and $0.1 million, respectively. As of September 30, 2021 and December 31, 2020, the Company had less than $0.1 million and no accounts payable, respectively, to the scientific founder.
In June 2020, the Company loaned $0.3 million to the scientific founder of the Company who is also a board member and a stockholder of the Company related to the issuance of common stock (see Note 9) pu
r
suant to a promissory note. The promissory note provide
d
that the unpaid principal amount of the loan b
ore
 interest at 2.86% annually, and interest
was
payable annually or
was
converted to principal at the maturity date. The promissory note provided that the maturity date of the promissory note would occur on the earliest to occur of (i) June 11, 2024, (ii) 60 calendar days following the date of termination of services of the stockholder, and (iii) immediately prior to an initial filing of a registration statement by the Company.
The promissory note was fully repaid and cancelled in July 2021.

1
4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form
10-Q
and the Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act, with the SEC on July 30, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form
10-Q,
including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form
10-Q,
our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer. We leverage our team’s deep expertise in chemistry and structure-based drug design to develop innovative small molecules that are designed to overcome the limitations of existing therapies for clinically proven kinase targets. Through addressing the limitations of existing therapies, we believe our programs have the potential to drive deeper, more durable responses with minimal adverse events. We believe these potential benefits will support opportunities for clinical utility earlier in the treatment paradigm.
We are advancing a robust pipeline of product candidates with parallel lead programs in cancers driven by genomic alterations in the ROS1 and ALK kinases (i.e., ROS1-positive and
ALK-positive,
respectively), along with multiple discovery-stage research programs. We hold worldwide development and commercialization rights to our product candidates.
Our first lead product candidate,
NVL-520,
is a novel ROS1-selective inhibitor designed to address the clinical challenges of emergent treatment resistance, central nervous system (“CNS”)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (“TKI”). Preclinical data has shown that
NVL-520
was brain-penetrant, inhibited wild-type ROS1 fusions, remained active in the presence of mutations conferring resistance to approved and investigational ROS1 inhibitors, and displayed strong selectivity for both wild-type ROS1 and its resistance variants as compared to the structurally related tropomyosin receptor kinase B (“TRKB”), thereby minimizing the potential for off-target
TRKB-related CNS adverse events.
We have activated U.S. sites to begin enrollment in our
ARROS-1
clinical trial, a
first-in-human
Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating
NVL-520
as an oral monotherapy in patients with advanced ROS1-positive non-small
cell lung cancer (“NSCLC”) and other solid tumors.
ARROS-1
is comprised of two study components, beginning with a Phase 1 dose-escalation portion to evaluate the safety and tolerability of
NVL-520
in patients with advanced ROS1-positive solid tumors previously treated with at least one ROS1 TKI, as well as to determine the recommended Phase 2 dose (“RP2D”) characterize the pharmacokinetic profile, and evaluate preliminary anti-tumor activity of
NVL-520.
Once the RP2D is determined, the study may transition directly into a planned Phase 2 portion designed to support potential registration of
NVL-520
in both ROS1-positive patients with NSCLC who are kinase
inhibitor-naïve
and who have been previously treated with ROS1 kinase inhibitors. Clinical site expansion in the U.S. and European Union (“EU”) is ongoing, and we anticipate dosing the first patient in our
ARROS-1
study in 2021.
Our second lead product candidate,
NVL-655,
is a brain-penetrant
ALK-selective
inhibitor, designed to address the clinical challenges of emergent treatment resistance,
CNS-related
adverse events, and brain metastases that may limit the use of first-, second-, and third-generation ALK inhibitors. Preclinical data has shown that
NVL-655
was brain-penetrant, inhibited wild-type ALK fusions, remained active in the presence of mutations conferring resistance to approved and investigational ALK inhibitors, and displayed strong selectivity for both wild-type ALK and its resistance variants as compared to the structurally related TRKB, thereby minimizing the potential for off-target
TRKB-related CNS adverse events.
IND-enabling
studies are ongoing and initiation of a
first-in-human
clinical trial investigating
NVL-655
in advanced
ALK-positive
NSCLC and other cancers is planned for the first half of 2022.
We presented new preclinical data at the October 2021
AACR-NCI-EORTC
Molecular Targets and Cancer Therapeutics Conference further demonstrating in additional in vitro and in vivo models that
NVL-520
and
NVL-655
were active against both wild-type and various known resistance variants of ROS1 or ALK, respectively; were brain-penetrant with the potential to address brain metastases; and selectively inhibited their respective targets compared to the structurally related TRKB, thereby minimizing the potential for off-target
TRKB-related CNS adverse events.

In addition to our lead programs, we have prioritized a number of additional small molecule research programs following an assessment of medical need, including a second ALK inhibitor program designed to address emerging compound resistance mutations and a HER2 Exon 20 insertions program. We expect to nominate product candidates for these programs in 2022.
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
On August 2, 2021, we completed an IPO of our common stock pursuant to which we issued and sold 10,612,500 shares of Class A common stock and 600,000 shares of Class B common stock, including the exercise in full by the underwriters of their option to purchase 1,462,500 additional shares of Class A common stock, at a public offering price of $17.00 per share. We received net proceeds of approximately $174.3 million after deducting underwriting discounts and commissions and offering costs.
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $29.0 million for the nine months ended September 30, 2021 and $14.6 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $60.9 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing
COVID-19
pandemic and otherwise. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

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
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. See
“—Liquidity and Capital Resources.”
The global
COVID-19
pandemic continues to rapidly evolve. The extent of the impact of the
COVID-19
pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the
COVID-19
pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with our employees working remotely. While we have opened our office for use under strict guidelines as required by federal, state, and local authorities, the majority of our employees are remote. We will continue to actively monitor the rapidly evolving situation related to
COVID-19
and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the
COVID-19
pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, and on our ability to initiate and conduct clinical trials in the timelines we expect, remains uncertain.
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

•
the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical and clinical studies, including under agreements with third parties, such as consultants and contractors and contract manufacturing organizations (“CMOs”); and

•	the cost of laboratory supplies and research materials.
We track our direct external research and development expenses on a program-by-program basis.
These consist of costs that include fees, reimbursed materials, and other costs paid to consultants, contractors, CMOs, and CROs in connection with our preclinical, clinical and manufacturing activities. We do not allocate employee costs, costs associated with our discovery efforts, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and, as such, are not separately classified.
We expect that our research and development expenses will increase substantially as we advance
NVL-520
and
NVL-655
into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. Although the Phase 1/2 trial for our ROS1 program is open for enrollment and we anticipate initiating the Phase 1/2 trial for our ALK program in the first half of 2022, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the timing and progress of development activities relating to
NVL-520,
NVL-655
and any future product candidates from our ALK IXDN, HER2 and other discovery programs, including any additional costs that may result from delays in enrollment or other factors;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	the number of trials required for regulatory approval;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible subjects and initial clinical trials;

•	the number of subjects that participate in the trials and per subject trial costs;

•	potential additional safety monitoring requested by regulatory authorities;

•	the duration of subject participation in the trials and follow-up;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to applicable regulatory authorities;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals and post-marketing approval commitments from applicable regulatory authorities;

•	the extent to which we establish collaborations, strategic partnerships or other strategic arrangements with third parties, if any, and the performance of any such third party;

•	establishing commercial manufacturing capabilities or making arrangements with CMOs;

•	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch; and

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.
Any changes in the outcome of any of these factors could significantly impact the costs, timing and viability associated with the development of our product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.
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

Other income (expense)
Change in fair value of preferred stock tranche rights
Pursuant to the terms of our Series A Preferred Stock Purchase Agreement, we provided investors with the right and obligation to participate in subsequent closings of Series A convertible preferred stock upon the achievement of certain strategic milestones or as determined by the Series A investors (the “Series A Tranche Rights”). These Series A Tranche Rights met the definition of a freestanding financial instrument as the Series A Tranche Rights were legally detachable and separately exercisable from the Series A convertible preferred stock. The Series A Tranche Rights were initially classified as a liability on our balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in fair value of the Series A Tranche Rights as a component of other income (expense) in our statements of operations and comprehensive loss. All Series A Tranche Rights were settled by March 31, 2021.
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
Results of operations
Comparison of the three months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$9,055	$3,721	$5,334
General and administrative	3,372	319	3,053

Total operating expenses	12,427	4,040	8,387

Loss from operations	(12,427)	(4,040)	(8,387)

Other income (expense):
Change in fair value of preferred stock tranche rights	—	(724)	724
Other income (expense), net	1	(14)	15

Total other income (expense), net	1	(738)	739

Net loss	$(12,426)	$(4,778)	$7,648

Research and development expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Direct research and development expenses by program:
NVL-520	$3,019	$1,350	$1,669
NVL-655	1,086	740	346
Discovery programs	2,098	751	1,347
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	2,801	613	2,188
Other	51	267	(216)

Total research and development expenses	$9,055	$3,721	$5,334

Research and development expenses were $9.1 million for the three months ended September 30, 2021, compared to $3.7 million for the three months ended September 30, 2020. The increase in direct research and development expenses related to
NVL-520
of $1.7 million was primarily due to increased manufacturing and CRO costs as we prepared for the Phase 1 portion of our Phase 1/2 clinical trial for
NVL-520.
The increase in direct research and development expenses related to
NVL-655
of $0.3 million was primarily due to increased manufacturing to support our planned clinical trial and increased costs for
IND-enabling
studies. The increase in direct research and development expenses related to our discovery programs of $1.3 million was primarily due to an increase in chemistry and biology costs due to progress of our discovery programs. The increase in personnel-related expenses of $2.2 million was primarily due to an increase in headcount. Personnel-related costs for the three months ended September 30, 2021 and 2020 included stock-based compensation expense of $0.5 million and less than $0.1 million, respectively.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Personnel-related (including stock-based compensation)	$1,955	$224	$1,731
Professional and consultant fees	599	67	532
Other	818	28	790

Total general and administrative expenses	$3,372	$319	$3,053

General and administrative expenses for the three months ended September 30, 2021 were $3.4 million compared to $0.3 million for the three months ended September 30, 2020. The increase in personnel-related costs of $1.7 million was primarily due to an increase in headcount. Personnel-related costs for the three months ended September 30, 2021 and 2020 included stock-based compensation expense of $0.9 million and less than $0.1 million, respectively. The increase in professional and consultant fees of $0.5 million was primarily due to increased legal and audit fees associated with operating as a public company and our ongoing business activities. The increase in other of $0.8 million was primarily due to increased insurance and recruiting expenses associated with operating as a public company and to support our growing organization.
Other income (expense)
Change in fair value of preferred stock tranche rights
The change in the fair value of the Series A Tranche Rights for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the change in the fair value of our preferred stock during that period.

Comparison of the nine months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$22,365	$10,704	$11,661
General and administrative	6,074	987	5,087

Total operating expenses	28,439	11,691	16,748

Loss from operations	(28,439)	(11,691)	(16,748)

Other income (expense):
Change in fair value of preferred stock tranche rights	(635)	3,747	(4,382)
Other income (expense), net	25	(32)	57

Total other income (expense), net	(610)	3,715	(4,325)

Net loss	$(29,049)	$(7,976)	$(21,073)

Research and development expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Direct research and development expenses by program:
NVL-520	$7,277	$3,204	$4,073
NVL-655	4,258	1,882	2,376
Discovery programs	4,975	2,519	2,456
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	5,359	2,268	3,091
Other	496	831	(335)

Total research and development expenses	$22,365	$10,704	$11,661

Research and development expenses were $22.4 million for the nine months ended September 30, 2021, compared to $10.7 million for the nine months ended September 30, 2020. The increase in direct research and development expenses related to
NVL-520
of $4.1 million was primarily due to increased manufacturing costs for
IND-enabling
studies and CRO costs to prepare for the Phase 1 portion of our Phase 1/2 clinical trial for
NVL-520.
The increase in direct research and development expenses related to
NVL-655
of $2.4 million was primarily due to increased manufacturing costs to support our
IND-enabling
studies and planned clinical trial and increased costs for
IND-enabling
studies. The increase in direct research and development expenses related to our discovery programs of $2.5 million was primarily due to an increase in chemistry costs due to progress of our discovery programs. The increase in personnel-related expenses of $3.1 million was primarily due to an increase in employee headcount as we expanded our operations. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included stock-based compensation expense of $0.8 million and $0.6 million, respectively.
General and administrative expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Personnel-related (including stock-based compensation)	$3,038	$619	$2,419
Professional and consultant fees	1,838	245	1,593
Other	1,198	123	1,075

Total general and administrative expenses	$6,074	$987	$5,087

General and administrative expenses for the nine months ended September 30, 2021 were $6.1 million compared to $1.0 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $2.4 million driven by an increase in stock-based compensation expense for general and administrative employees and increases in headcount. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included stock-based compensation expense of $1.4 million and less than $0.1 million, respectively. Professional and consultant fees also increased by $1.6 million primarily due to increased legal and audit fees related to our preparations to operate as a public company and our ongoing business activities. The increase in other of $1.1 million was primarily due to increased recruiting and insurance expenses associated with operating as a public company and to support our growing organization.
Other income (expense)
Change in fair value of preferred stock tranche rights
The change in the fair value of the Series A Tranche Rights for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the change in the fair value of our preferred stock during that period.
Liquidity and capital resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through September 30, 2021, we have funded our operations primarily with proceeds from the sales of Series A and Series B convertible preferred stock, the issuance or convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders and most recently, with proceeds from our IPO. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $302.4 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(27,045)	$(10,012)
Cash used in investing activities	(56,567)	—
Cash provided by financing activities	319,166	22,250

Net increase in cash and cash equivalents	$235,554	$12,238

Operating activities
During the nine months ended September 30, 2021, operating activities used $27.0 million of cash, resulting from our net loss of $29.0 million and net cash used by changes in our operating assets and liabilities of $0.8 million, partially offset by net non-cash
charges of $2.8 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of an increase in other assets of $2.8 million and an increase in prepaid expenses and other current assets of $0.4 million, partially offset by an increase in accounts payable and accrued expenses of $2.5 million.
During the nine months ended September 30, 2020, operating activities used $10.0 million of cash, primarily resulting from our net loss of $8.0 million and net non-cash
income of $3.1 million, partially offset by net cash provided by changes in our operating assets of $1.0 million. Net cash provided by changes in our operating assets consisted primarily of an increase in our accounts payable and accrued expenses of $1.3 million.
Investing activities
During the nine months ended September 30, 2021, net cash used in investing activities was $56.6 million, due to purchases of marketable securities.
Financing activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $319.2 million, consisting of proceeds from our IPO, net of underwriting discounts and commissions of $177.3 million and proceeds from the issuance of our Series A and Series B convertible preferred stock of $144.7 million, partially offset by payment of IPO costs of $2.6 million.

During the nine months ended September 30, 2020, net cash provided by financing activities was $22.3 million, consisting of proceeds from the issuance of our Series A convertible preferred stock of $22.5 million, partially offset by the issuance of a promissory note to our founder of $0.3 million.
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical and clinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our discovery programs and product candidates, including the planned advancement of
NVL-520
and
NVL-655
throughout clinical development;

•	the clinical development plans we establish for our product candidates;

•	the number and characteristics of product candidates that we discover and develop through our product discovery and research efforts;

•	the terms of any collaboration agreements we may choose to pursue;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicine Agency (“EMA”) and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and

•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $302.4 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Contractual obligations and other commitments
During the nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” in the final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 30, 2021.

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
Emerging growth company and smaller reporting status
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.
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
Off-balance
sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance
sheet arrangements, as defined in the rules and regulations of the SEC.
Recently issued and adopted accounting pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined in
Rule 12b-2 under
the Exchange Act, for this reporting period and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in
Rules 13a- 15(e) and 15d- 15(e) under
the Exchange Act), as of the end of the period covered by this Quarterly Report on
Form 10-Q. The
term “disclosure controls and procedures,” as defined in
Rules 13a-15(e) and 15d-15(e) under
the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on
Form 10-Q, our
principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As of September 30, 2021, we were not party to any material legal proceedings.
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
Risks related to our financial position and need for additional capital
We are very early in our development efforts, have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in January 2017 and commenced significant operations in 2018, have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to
NVL-520,
our ROS1-selective inhibitor and
NVL-655,
our
ALK-selective
inhibitor, and our ALK IXDN, HER2 and other discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.
We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.
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
We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our Series A and Series B convertible preferred stock. Our net loss was $14.6 million for the year ended December 31, 2020 and $29.0 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $60.9 million. We are still in the early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.
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

•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of
NVL-520,
NVL-655
and any future product candidates from our ALK IXDN, HER2 and other current or future discovery programs;

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
Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. The FDA has confirmed clinical investigation of
NVL-520
may proceed, and we have activated sites to begin enrollment in the first-in-human
Phase 1/2 clinical trial. We have not yet received clearance to begin clinical trials for any of our other product candidates, and we are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We are also incurring additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of the date of this Quarterly Report on Form
10-Q,
will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Advancing the development of
NVL-520,
NVL-655
and our ALK IXDN, HER2 and other discovery programs will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We are very early in our development efforts. We recently activated sites to begin enrollment in the first-in-human
Phase 1/2 clinical trial for
NVL-520,
and all of our other product candidates are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful preclinical and clinical development and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of
NVL-520
and
NVL-655
will depend on several factors, including the following:

•	successful and timely completion of preclinical studies;

•	submission of INDs in the U.S. and CTAs and/or comparable applications outside the U.S. for regulatory authority review and agreement to proceed with our clinical trials;

•	our ability to address any potential delays resulting from factors related to the COVID-19 pandemic;

•	successful initiation and completion of clinical trials;

•	successful and timely patient selection and enrollment in and completion of clinical trials;

•	maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the U.S. and internationally;

•	maintaining and growing an organization of chemists, medical professionals and clinical development professionals who can develop and commercialize our product candidates;

•	the frequency and severity of adverse events in clinical trials;

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
Before obtaining marketing approval from the FDA of
NVL-520
or
NVL-655
or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We have submitted an IND for
NVL-520,
and we will need to submit an IND for
NVL-655
to the FDA, and in each case, such IND submission must become effective prior to initiating any clinical trials in the U.S. for these or our other product candidates. The FDA has confirmed that clinical investigation of
NVL-520
may proceed, and we have activated sites to begin enrollment in the first-in-human
Phase 1/2 clinical trial for
NVL-520.
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
Certain of our current or future scientific advisors or consultants who receive compensation from us may become investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we expect any such relationships to be within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates. If we experience delays in the completion of, or termination of, any clinical trial of any product candidate, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues, which may harm our business, financial condition, results of operations and prospects significantly.
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
A key element of our strategy, which is unproven, is to use and expand our expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery and development of
NVL-520
and
NVL-655,
such product candidates, and any other product candidates we may develop may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. For example, we may not be successful in identifying genomic alterations that are oncogenic and are targeted for patient populations that result in sufficient enrollment size or present attractive commercial opportunities. Our approach is evolving and may not reach a state at which building a pipeline of product candidates is possible. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our business.
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
We have no experience as a company in the conduct of clinical trials.
We have no experience as a company in the conduct of clinical trials. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to us on a timely basis or at all.
We may not be able to submit INDs, CTAs or comparable applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA, EMA or any comparable foreign regulatory authority may not permit us to proceed.
We have submitted an IND for
NVL-520
to the FDA, and the FDA has confirmed that clinical investigation of
NVL-520
may proceed. We have activated sites to begin enrollment in the first-in-human
Phase 1/2 clinical trial for
NVL-520.
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
If our product candidates are associated with undesirable adverse events or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable adverse events or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. While we have not yet dosed a patient for any of our product candidates, it is likely that there will be adverse events associated with their use as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related adverse events could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, our product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory authorities. Our product candidates may be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our clinical trials may die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment
related reasons.
If significant adverse events are observed in any of our clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse events. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause adverse events that prevented their further development. Even if the adverse events do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable adverse events may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early stage clinical trials.
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
follow-up
periods.
The ongoing
COVID-19
pandemic could adversely impact our business, including our clinical trials and preclinical studies.
The ongoing
COVID-19
pandemic could adversely impact our business, including our clinical trials and preclinical studies. National, state and local governments have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns and other measures. These measures may disrupt normal business operations and may have significant negative impacts on businesses and financial markets worldwide. As the ongoing
COVID-19
pandemic continues to spread around the globe and new variants of the virus continue to emerge, we may experience disruptions that could severely impact our business and clinical trials, including:

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

•
interruptions, difficulties or delays arising in our existing operations and company culture as a result of the majority of our employees working remotely, including those hired during the
COVID-19
pandemic;

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

•
changes in regulations as part of a response to the ongoing
COVID-19
pandemic which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

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
Additionally, certain third parties with whom we engage or may engage, including collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties are similarly adjusting their operations and assessing their capacity in light of the
COVID-19
pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the
COVID-19
pandemic, there could be delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our clinical trials. Additionally, all of our preclinical studies and our clinical trial are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of
COVID-19
on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site
visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays. CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments are new and untested, may not be effective, may increase costs, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. We may experience delays in the completion of our preclinical studies and clinical trials, and in patient selection, enrollment, and the progression of other activities related to our clinical trials. We may need to suspend our clinical trials if and when commenced, and may encounter other negative impacts to such trials due to the effects of the
COVID-19
pandemic.
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
We are currently focusing our resources and efforts on our lead product candidates,
NVL-520
and
NVL-655,
for advanced ROS1-positive
non-small
cell lung cancer (“NSCLC”) and other solid tumors and advanced
ALK-positive
NSCLC and other cancers, respectively, and advancing our ALK IXDN, HER2 and other discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for
NVL-520
and
NVL-655
and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for
NVL-520
and
NVL-655
and any future product candidates we identify through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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
As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of one or more of our product candidates during the course of our clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and impair our ability to generate revenue.
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
Patients rely on insurance coverage by third-party payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc., to pay for products. The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the U.S. and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. No uniform policy exists for coverage and reimbursement in the U.S. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

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
Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.
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
Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labelling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of approving a New Drug Application (“NDA”), or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use
criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.
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
Where appropriate, we plan to pursue approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated registration pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.
Where appropriate, we plan to pursue accelerated development strategies in areas of medical need. We may seek an accelerated approval pathway for our one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.
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
The withdrawal of the United Kingdom (the “UK”) from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals for our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.
Inadequate funding for the FDA, the SEC and other U.S. government agencies or the EMA or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Privacy Shield Framework, a mechanism under which personal data could be transferred from the European Economic Area to US entities that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. European regulatory guidance regarding these issues continues to evolve, and EU regulators across the EU Member States have taken different positions regarding continued data transfers to the U.S. In the future, SCCs and other data transfer mechanisms will face additional challenges.
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
Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a
non-U.S.
government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of
non-U.S.
governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.
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
As of September 30, 2021, we had 36 full-time employees, upon which we rely for various administrative, research and development, and other support services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.
We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.
As of September 30, 2021, we had 36 full-time employees, including 27 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
Despite the implementation of security measures in an effort to protect systems that store our data, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (i.e., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service
attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the
COVID-19
pandemic. Also, while we have opened our office for use under strict guidelines as required by federal, state, and local authorities, a majority of our employees are working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi
networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems.
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
Derivation proceedings provoked by third parties or brought by us or declared by the U.S. Patent and Trademark Office (“USPTO”) may be necessary to determine the priority of inventions with respect to one or more of our patents or patent applications or those of our future licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be adversely affected if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our development programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.
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
Moreover, any issued patents we do obtain or
in-license
may be challenged, invalidated, or circumvented. We or our future licensors may be subject to a third-party pre-issuance
submission of prior art to the USPTO, or to a foreign patent office, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by any patents we obtain and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Moreover, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents we may obtain. For these reasons and others, we may face competition with respect to our product candidates.
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
We or our future licensors may be subject to claims that current or former employees, collaborators, CROs, universities or other third parties have an interest in our owned or future in-licensed
patents and patent applications, trade secrets or other intellectual property as an inventor, co-inventor,
owner or
co-owner.
For example, we or our future licensors may have inventorship or ownership disputes arise from conflicting obligations of employees, consultants, CROs or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of any future owned or in-licensed
patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, we may be required to pay monetary damages and we may also lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Additionally, if residents of other countries can claim inventorship of our patents and patent applications, we may be required to fulfill additional obligations. For example, some countries, including China, require a patent owner to provide remuneration to inventors who assign rights to inventions developed during course of their employment. Litigation may be necessary to defend against claims based on foreign inventors. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how,
technology and other proprietary information to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure
and confidentiality agreements with parties who have access to them, such as our employees, consultants, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, our unpublished patent applications or other confidential research, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us.

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
Risks related to our dependence on third parties
We rely on third parties to conduct our preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.
We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners (collectively, “partners”) to conduct and support our preclinical studies and our clinical trials under agreements with us and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. For example, our partners contribute highly enabling technologies and services that include: (i) numerous physician-scientists at leading CROs, (ii) support for our translational research efforts, (iii) crystallography to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived, cell and xenograft models to translate our findings to the clinical setting.
These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our preclinical studies or our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.

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
We contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials, and expect to continue to do so for additional preclinical studies, clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 71.0% of our outstanding Class A common stock and Class B common stock and 67.3% of our voting stock (based on the number of shares of common stock outstanding as of September 30, 2021 and after giving effect to the shares issued in our IPO).

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
The dual class structure of our common stock and the option of the holders of shares of our Class B common stock to convert into shares of our Class A common stock may limit our Class A common stockholders’ ability to influence corporate matters.
Our Class A common stock has one vote per share, while our Class B common stock is non-voting.
Nonetheless, each share of our Class B common stock may be converted at any time into one share of Class A common stock at the option of its holder, subject to the limitations provided for in our third amended and restated certificate of incorporation that prohibit the conversion of our Class B common stock into shares of Class A common stock to the extent that, upon such conversion, such holder and any other persons with whom such holder’s beneficial ownership would be aggregated for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 4.9% or 9.9%, as applicable, based on the holder’s election of any class of our securities registered under the Exchange Act. Consequently, if holders of Class B common stock exercise their option to make this conversion, such exercise will have the effect of increasing the relative voting power of those prior holders of our Class B common stock (subject to the ownership limitation described in the previous sentence) and increasing the number of outstanding shares of our voting common stock, and correspondingly decreasing the relative voting power of the current holders of our Class A common stock, which may limit our Class A common stockholders’ ability to influence corporate matters. Because our Class B common stock is generally non-voting,
stockholders who own more than 10% of our common stock overall but 10% or less of our Class A common stock will not be required to report changes in their ownership from transactions in our common stock pursuant to Section 16(a) of the Exchange Act and would not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.
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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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
(iii) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO.
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
As a public company, we are incurring significant legal, accounting and other expenses, and these expenses may increase even more after we are no longer an “emerging growth company.” We will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2020 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure our stockholders’ that we will not in the future identify material weaknesses. Material weaknesses may exist when we become required to report on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
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
Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of, or a claim based on, fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act, or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds from our Public Offering of Common Stock
On August 2, 2021, we closed our IPO, in which we issued and sold 10,612,500 shares of Class A common stock, including the exercise in full by the underwriters of their option to purchase up to 1,462,500 additional shares of Class A common stock, and 600,000 shares of Class B common stock, at a public offering price of $17.00 per share. All of the shares of Class A common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form
S-1,
as amended (Registration
No. 333-256949),
which was declared effective by the SEC on July 28, 2021. J.P. Morgan Securities LLC, Cowen and Company, LLC and Piper, Sandler & Co. acted as joint book-running managers for the offering. Each share of Class B common stock may be converted at any time into one share of Class A common stock at the option of its holder, subject to the ownership limitations provided for in our amended and restated certificate of incorporation. The aggregate gross proceeds to us from our IPO, inclusive of the underwriters’ option to purchase additional shares, were $190.6 million.
The aggregate net proceeds to us from the IPO, inclusive of the underwriters’ option to purchase additional shares, was approximately $174.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $16.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.
As of September 30, 2020, we have used approximately $7.6 million of the net offering proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 30, 2021.

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
NUVALENT, INC.

Date: November 10, 2021	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)