Form 10-Q
period 2022-03-31
Nuvalent, Inc.
filed 2022-05-12
CIK 1861560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, the registrant had 42,878,747 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report on Form
10-Q
(Quarterly Report) of Nuvalent, Inc. contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, among other things, statements about:

•
the initiation, timing, progress, results, and cost of our
NVL-520
and
NVL-655
programs, as well as our discovery programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our current and future programs;

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

i

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

•
the effect of the
COVID-19
pandemic, including mitigation efforts and economic effects, and other global geopolitical developments on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and

•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”
In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “expect,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target, ” “aim” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties were to occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission (the SEC) completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statement except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.
This Quarterly Report also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. All of the market data used in this Quarterly Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
Except where the context otherwise requires or where otherwise indicated, the terms “Nuvalent,” “we,” “us,” “our,” “our company,” “the company,” and “our business” in this Quarterly Report refer to Nuvalent, Inc. and its consolidated subsidiary.

SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the section titled “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making investment decisions regarding our common stock.

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

•
In addition to
NVL-520
and
NVL-655,
our prospects depend in part upon discovering, developing and commercializing additional product candidates from our anaplastic lymphoma kinase (ALK) I1171X (X = N, S, or T) / D1203N (IXDN), human epidermal growth factor receptor 2 (HER2) and other discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability;

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

•
Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. Three of our directors are affiliated with two of our principal stockholders; and

•	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

Nuvalent, Inc.

v

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
NUVALENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$67,273	$68,526
Marketable securities	205,461	219,585
Prepaid expenses and other current assets	1,739	2,517

Total current assets	274,473	290,628
Other assets	2,566	3,196

Total assets	$277,039	$293,824

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,246	$2,893
Accrued expenses	3,878	5,894

Total current liabilities	8,124	8,787

Total liabilities	8,124	8,787

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 42,878,747 shares and 42,862,175 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	365,701	363,483
Accumulated other comprehensive loss	(1,019)	(228)
Accumulated deficit	(95,772)	(78,223)

Total stockholders’ equity	268,915	285,037

Total liabilities and stockholders’ equity	$277,039	$293,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$12,693	$5,484
General and administrative	4,995	678

Total operating expenses	17,688	6,162

Loss from operations	(17,688)	(6,162)

Other income (expense):
Change in fair value of preferred stock tranche rights	—	(635)
Other income (expense), net	139	12

Total other income (expense), net	139	(623)

Net loss	$(17,549)	$(6,785)

Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(2.20)

Weighted average shares of common stock outstanding, basic and diluted	48,284,778	3,085,009

Comprehensive loss:
Net loss	$(17,549)	$(6,785)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax of $0	(791)	—

Comprehensive loss	$(18,340)	$(6,785)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Promissory Note from Stockholder	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balances at December 31, 2021	—	$—	42,862,175	$4	5,435,254	$1	$363,483	$(228)	$(78,223)	$—	$285,037
Issuance of common stock upon exercise of stock options	—	—	16,572	—	—	—	13	—	—	—	13
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(791)	—	—	(791)
Stock-based compensation expense	—	—	—	—	—	—	2,205	—	—	—	2,205
Net loss	—	—	—	—	—	—	—	—	(17,549)	—	(17,549)

Balances at March 31, 2022	—	$—	42,878,747	$4	5,435,254	$1	$365,701	$(1,019)	$(95,772)	$—	$268,915

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Promissory Note from Stockholder	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balances at December 31, 2020	89,945,206	$35,354	3,129,834	$—	—	$—	$842	$—	$(31,885)	$(280)	$(31,323)
Issuance of Series A convertible preferred stock	22,486,302	10,000	—	—	—	—	—	—	—	—	—
Conversion of note payable and accrued interest to Series A convertible preferred stock	5,025,604	2,815	—	—	—	—	—	—	—	—	—
Reclassification of preferred stock tranche rights upon settlement	—	2,592	—	—	—	—	—	—	—	—	—
Interest on promissory note from related stockholder party	—	—	—	—	—	—	—	—	—	(2)	(2)
Loss on extinguishment of debt	—	—	—	—	—	—	(580)	—	—	—	(580)
Stock-based compensation expense	—	—	—	—	—	—	65	—	—	—	65
Net loss	—	—	—	—	—	—	—	—	(6,785)	—	(6,785)

Balances at March 31, 2021	117,457,112	$50,761	3,129,834	$—	—	$—	$327	$—	$(38,670)	$(282)	$(38,625)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,549)	$(6,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of preferred stock tranche rights	—	635
Stock-based compensation expense	2,205	65
Non-cash interest income on promissory note	—	(2)
Net amortization of premiums on marketable securities	276	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	778	(47)
Other assets	630	(398)
Accounts payable	1,353	197
Accrued expenses	(1,235)	402

Net cash used in operating activities	(13,542)	(5,933)
Cash flows from investing activities:
Purchases of marketable securities	(13,943)	—
Proceeds from sales and maturities of marketable securities	27,000	—

Net cash provided by investing activities	13,057	—
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and preferred stock tranche rights, net of issuance costs	—	10,000
Payments of insurance costs financed by a third-party	(781)	—
Proceeds from issuance of common stock upon option exercise	13	—

Net cash provided by (used in) financing activities	(768)	10,000

Net increase (decrease) in cash and cash equivalents	(1,253)	4,067
Cash and cash equivalents at beginning of period	68,526	10,332

Cash and cash equivalents at end of period	$67,273	$14,399

Supplemental disclosure of noncash financing information:
Settlement of notes payable and accrued interest for preferred stock	$—	$2,235
Loss on extinguishment of debt	$—	$580
Settlement of preferred stock tranche rights	$—	$2,592
Initial public offering costs in accrued expenses and other current liabilities	$—	$88
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business and Basis of Presentation
Nuvalent, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer. The Company was founded in January 2017 as a Delaware corporation. The Company is headquartered in Cambridge, Massachusetts.
The Company is subject to risks similar to those of other
pre-commercial
stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, the need to obtain adequate additional financing to fund the development of its product candidates, and the impact of the
COVID-19
pandemic and other global geopolitical events on the Company’s business. There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained and maintained, that any product candidates will receive required regulatory approval or that approved products, if any, will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
On August
2
,
2021
, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold
10,612,500
shares of
Class A common stock

and
600,000
shares of Class B common stock at a public offering price of $
17.00
per share, inclusive of
1,462,500
shares of
Class A common stock
 pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of approximately $
174.3
 million after deducting underwriting discounts and commissions and offering costs. In connection with the IPO, the Company’s outstanding convertible preferred stock automatically converted into shares of Class A and Class B common stock.
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
The Company has incurred recurring losses since inception, including net losses of $17.5 million for the three months ended March 31, 2022, and $46.3 million for the year ended December 31, 2021. As of March 31, 2022, the Company had an accumulated deficit of $95.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.
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
2. Summary of Significant Accounting Policies
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of stock-based awards and the accrual of research and development expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Unaudited interim financial information
The consolidated balance sheet at December 31, 2021, was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, on file with the SEC. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2022, and results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The Company’s results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
Concentrations of credit risk and of significant suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of March 31, 2022 and December 31, 2021, the Company maintained cash, cash equivalents and marketable securities balances in excess of federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Marketable securities
The Company’s marketable securities
(non-equity
instruments) are classified as
available-for-sale
and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge recorded in the consolidated statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented. The Company classifies its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.

Net income (loss) per share
Prior to the closing of the IPO, the Company followed
the two-class method
when computing net income (loss) per share, as the Company had issued shares that met the definition of participating securities.
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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Convertible preferred stock (as converted to common stock)	—	21,823,536
Unvested restricted common stock	21,129	43,084
Options to purchase common stock	6,250,433	2,001,445

	6,271,562	23,868,065

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
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years. For nonpublic entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU
No. 2019-10,
which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those years. Early application continues to be all
o
wed. The Company is currently as
s
essing the impact of the adoption of this guidance on its consolidated financial statements.

Recently adopted accounting pronouncements
Effective January 1, 2022, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Therefore, as of and for the year ended December 31, 2021, the Company’s consolidated financial statements continue to be presented in accordance with ASC Topic 840, the accounting standard originally in effect for such period. As of and for the three months ended March 31, 2022, the Company’s consolidated financial statements are presented in accordance with ASC 842. The Company elected to use the transition package of three practical expedients, which among other things, allowed the Company to carry forward the historical lease classification. The Company elected, under ASC 842, the further practical expedient not to separate non-lease
components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of 12 months or less off the balance sheet and to recognize payments for those leases on a straight-line basis over the lease term. As the Company’s only existing lease as of the adoption date was for office space with a term of less than 12 months, there was no impact to the Company’s consolidated financial statements on the date of adoption.
In accordance with ASC 842, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use
asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term.
3. Marketable Securities
Marketable securities by security type consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$103,182	$—	$(172)	$103,010
Corporate bonds (due within one year)	64,649	—	(480)	64,169
Government securities (due within one year)	8,606	—	(84)	8,522
U.S. treasury securities (due within one year)	18,018	2	(72)	17,948
Corporate bonds (due after one year through two years)	12,026	—	(214)	11,812

	$206,481	$2	$(1,022)	$205,461

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$121,156	$—	$(44)	$121,112
Corporate bonds (due within one year)	43,756	—	(60)	43,696
Government securities (due within one year)	4,583	—	(10)	4,573
U.S. treasury securities (due within one year)	10,056	—	(9)	10,047
Corporate bonds (due after one year through two years)	36,218	1	(99)	36,120
Government securities (due after one year through two years)	4,045	—	(8)	4,037

	$219,814	$1	$(230)	$219,585

4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$66,270	$—	$—	$66,270
Marketable securities:
Commercial paper	—	103,010	—	103,010
Corporate bonds	—	75,981	—	75,981
Government securities	—	8,522	—	8,522
U.S. treasury securities	—	17,948	—	17,948

	$66,270	$205,461	$—	$271,731

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$67,522	$—	$—	$67,522
Marketable securities:
Commercial paper	—	121,112	—	121,112
Corporate bonds	—	79,816	—	79,816
Government securities	—	8,610	—	8,610
U.S. treasury securities	—	10,047	—	10,047

	$67,522	$219,585	$—	$287,107

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Corporate bonds, commercial paper, government securities and U.S. treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three months ended March 31, 2022 and 2021, there were no transfers in or out of Level 3.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$1,224	$2,730
Accrued external research and development expenses	1,871	1,757
Accrued insurance	195	976
Accrued professional	550	415
Other	38	16

	$3,878	$5,894

6. Stock-Based Compensation
2021 stock option and incentive plan
On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective on July 28, 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock
options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares of
Class A

common stock initially reserved for issuance under the 2021 Plan was 5,866,004, which was increased by 2,414,871 on
January 1, 2022, and shall be further increased on each January 1 thereafter by
 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors

or

compensation committee of the board of directors. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expired or are otherwise terminated (other than by exercise) under the 2021 Plan and the Company’s previously outstanding 2017 Stock Option and Grant Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of March 31, 2022,
6,324,518
shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan
On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 28, 2021. A total of 473,064 shares of Class A common stock were reserved for issuance under the ESPP. In addition, the number of shares of Class A common stock that may be issued under the ESPP automatically increased by 473,064 shares on January 1, 2022, and will automatically increase on each January thereafter through January 1, 2031, by the least of (i)
 473,064 shares of Class A common stock, (ii) 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the ESPP. As of March 31, 2022, no offering periods have commenced under the ESPP and 946,128 shares of Class A common stock remained available for issuance.
Option grants
During the three months ended March 31, 2022, the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 1,357,460 shares of common stock with a total grant-date fair value of $24.9 million.
Stock-based compensation
The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$947	$34
General and administrative expenses	1,258	31

	$2,205	$65

As of March 31, 2022, total unrecognized compensation cost related to common stock options and unvested restricted stock was $32.3 million, which is expected to be recognized over a weighted average period of 3.3 years.
7. Commitments and Contingencies
Leases
Th
e Company leases office space pursuant to a
month-to
month lease and as such categorizes all of its lease expense as short-term lease cost. During the three months ended March 31, 2022, the Company recorded short-term lease cost of less than $
0.1
 million.
Revenue share
The Company has revenue sharing agreements with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P.
(collectively, “Deerfield”)
 and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of
12
years from the first commercial sale in a country or the expiration of the last-to-expire
patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for this liability at fair value with changes recognized in the consolidated statements of operations and comprehensive loss. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to either of the revenue sharing agreements at inception and at March 31, 2022 and December 31, 2021. The Company currently does not have any net sales and as a result has paid no amounts under these obligations nor has the Company accrued any liability as of March 31, 2022 and December 31, 2021.

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
8. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. In September 2021, the Company adopted a match program for employee contributions to the 401(k) Plan up to a maximum of six percent of the employee’s salary for the year ended December 31, 2022. For the three months ended March 31, 2022, the Company recorded expense of $0.1 million related to these matching contributions. There was no
discretionary match made under the 401(k) Plan for the three months ended March 31, 2021.
9. Related Parties
The Company had issued certain promissory notes to Deerfield, an investor in the Company. In February 2021, the promissory notes and accrued interest were converted to Series A convertible preferred stock.
The Company is obligated to pay low single digit percentage rates of net sales of certain commercial products to Deerfield and its scientific founder. As of March 31, 2022 and December 31, 2021, no products have been commercialized and no amounts have been paid or become due (see Note 7).
In February 2017, the Company entered into a three-year consulting agreement with the scientific founder of the Company who is also a board member and a stockholder. The consulting agreement between the scientific founder and the Company continues at will. During the three months ended March 31, 2022 and 2021, the Company paid the scientific founder $0.1 million and less than $0.1 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had less than $0.1 million in accounts payable to the scientific founder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as filed with the SEC on March 29, 2022 (2021 Form
10-K). Some
of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1.A. Risk Factors” section of this Quarterly Report and the “Item 1.A Risk Factors” section of our 2021 Form
10-K, our
actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We focus our discovery efforts on small molecule inhibitors of kinases, a class of cellular targets that can play a central role in cancer growth and proliferation. In particular, we focus on “clinically proven” kinase targets, or those kinase targets for which others have developed established, approved therapies that are used in the clinical setting. Currently available kinase inhibitors face multiple limitations, which can include (i) kinase resistance, or the emergence of new mutations in the kinase target that can enable resistance to existing therapies, (ii) kinase selectivity, or the potential for existing therapies to inhibit other structurally similar kinase targets and lead to off-target
adverse events, and (iii) limited brain penetrance, or the ability for the therapy to treat disease that has spread or metastasized to the brain. By prioritizing target selectivity, we believe our drug candidates have the potential to overcome resistance, avoid dose-limiting off-target
adverse events, address brain metastases, and drive more durable responses.
We are advancing a robust pipeline of product candidates with parallel lead programs in cancers driven by genomic alterations in ROS proto-oncogene 1 (ROS1) and ALK (
i.e.,
ROS1-positive and
ALK-positive,
respectively), along with multiple discovery-stage research programs. We hold worldwide development and commercialization rights to our product candidates.
Our first lead product candidate,
NVL-520,
is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, central nervous system (CNS)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (TKIs). Preclinical data has shown that
NVL-520
was brain-penetrant, inhibited wild-type ROS1 fusions, remained active in the presence of mutations conferring resistance to approved and investigational ROS1 inhibitors, and displayed strong selectivity for both wild-type ROS1 and its resistance variants as compared to the structurally related tropomyosin receptor kinase B (TRKB), thereby minimizing the potential for off-target
TRKB-related CNS adverse events.
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
We presented new preclinical data at the April 2022 AACR Annual Conference further characterizing the profiles of
NVL-520
and
NVL-655
in additional models of ROS1 or ALK driven cancers:

•
In contrast to comparator compounds,
NVL-520
exhibited consistently high potency (IC
50
< 10 nM) across a broad set of models with various ROS1 fusion partners such as CD74, CEP85L, EZR, GOPC(L), GOPC(S), and SLC34A2, and resistance mutations such as S1986F, F2004C/V, L2026M, G2032R, D2033N, and G2101A.
NVL-520
also induced regression in a human cell-line derived model of glioblastoma driven by a ROS1 fusion. The preclinical activity of
NVL-520
was differentiated compared to other inhibitors tested and suggests potential for broad clinical utility.

•
In contrast to comparator compounds,
NVL-655
exhibited strong activity across a wide range of ALK oncoproteins including fusions, point mutations and partial
N-terminal
deletions, and tumor types including cholangiocarcinoma, neuroblastoma, lymphoma, and soft-tissue sarcoma, while maintaining a large selectivity window for
ALK-vs-TRK.
The preclinical activity of
NVL-655
was differentiated compared to other inhibitors tested and suggests potential for broad clinical utility.

In addition to our lead programs, we have prioritized a number of additional small molecule research programs following an assessment of medical need, including an ALK IXDN program designed with the aim to address emerging compound resistance mutations and a HER2 Exon 20 insertions program. We expect to nominate product candidates for these programs in 2022.
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
On August 2, 2021, we completed an initial public offering (IPO) of our common stock pursuant to which we issued and sold 10,612,500 shares of Class A common stock and 600,000 shares of Class B common stock, including the exercise in full by the underwriters of their option to purchase 1,462,500 additional shares of Class A common stock, at a public offering price of $17.00 per share. We received net proceeds of approximately $174.3 million after deducting underwriting discounts and commissions and offering costs. Prior to the IPO, we funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018) and debt financing from stockholders (which was settled in convertible preferred stock in February 2021),
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $17.5 million for the three months ended March 31, 2022, and $46.3 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $95.8 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

•	continue to advance our NVL-520 program in clinical development;

•	advance our NVL-655 program from preclinical development into clinical development;

•	advance the development of our discovery programs, including our ALK IXDN and HER2 Exon 20 insertions programs;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how;

•	acquire or in-license other product candidates and technologies; and

•	operate as a public company.

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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.
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
The global COVID-19 pandemic
and other significant geopolitical factors, including the ongoing military conflict between Russia and Ukraine, continue to rapidly evolve. The extent of the impact of these events on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including their impact on our development activities, clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as their impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of these events is highly uncertain and subject to change. We will continue to monitor these rapidly evolving situations and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic
and other significant geopolitical factors may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, and on our ability to initiate and conduct clinical trials in the timelines we expect, remains uncertain.
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

•	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;

•	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors and CROs; and

•
the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical and clinical studies, including under agreements with third parties, such as consultants, contractors and contract manufacturing organizations (CMOs).

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
We expect that our research and development expenses will increase substantially as we continue to advance
NVL-520
and
NVL-655
in clinical development and expand our discovery, research and preclinical activities in the near term and in the future. Although we are currently enrolling patients in the Phase 1 portion of our
ARROS-1
clinical trial and we plan to initiate the Phase 1/2
ALKOVE-1
trial for
NVL-655
in the second quarter of 2022, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the timing and progress of development activities relating to
NVL-520,
NVL-655
and any future product candidates from our ALK IXDN, HER2 Exon 20 and other discovery programs, including any additional costs that may result from delays in enrollment or other factors;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	the number of trials required for regulatory approval;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible subjects and initial clinical trials;

•	the number of subjects that participate in the trials and per subject trial costs;

•	potential additional safety monitoring requested by regulatory authorities;

•	the duration of subject participation in the trials and follow-up;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to applicable regulatory authorities;

•	the receipt of approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals and post-marketing approval commitments from applicable regulatory authorities;

•	the extent to which we establish collaborations, strategic partnerships or other strategic arrangements with third parties, if any, and the performance of any such third party;

•	establishing commercial manufacturing capabilities or making arrangements with CMOs;

•	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch; and

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.
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
Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$12,693	$5,484	$7,209
General and administrative	4,995	678	4,317

Total operating expenses	17,688	6,162	11,526

Loss from operations	(17,688)	(6,162)	(11,526)

Other income (expense):
Change in fair value of preferred stock tranche rights	—	(635)	635
Other income (expense), net	139	12	127

Total other income (expense), net	139	(623)	762

Net loss	$(17,549)	$(6,785)	$10,764

Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Direct research and development expenses by program:
NVL-520	$4,004	$2,214	$1,790
NVL-655	2,234	1,045	1,189
Discovery programs	2,491	1,128	1,363
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	3,668	941	2,727
Other	296	156	140

Total research and development expenses	$12,693	$5,484	$7,209

Research and development expenses were $12.7 million for the three months ended March 31, 2022, compared to $5.5 million for the three months ended March 31, 2021. The increase in direct research and development expenses related to
NVL-520
of $1.8 million was primarily due to increased manufacturing and clinical costs, partially offset by a decrease in preclinical costs as we progressed
NVL-520
into the Phase 1 portion of our
ARROS-1
clinical trial. The increase in direct research and development expenses related to
NVL-655
of $1.2 million was primarily due to increased clinical costs and increased preclinical costs related to completion of our
IND-enabling
studies, partially offset by a decrease in manufacturing costs as we progressed
NVL-655.
The increase in direct research and development expenses related to our discovery programs of $1.4 million was primarily due to an increase in chemistry costs due to progress of our discovery programs. The increase in personnel-related expenses of $2.7 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended March 31, 2022 and 2021 included stock-based compensation expense of $0.9 million and less than $0.1 million, respectively.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Personnel-related (including stock-based compensation)	$2,566	$277	$2,289
Professional and consultant fees	870	321	549
Other	1,559	80	1,479

Total general and administrative expenses	$4,995	$678	$4,317

General and administrative expenses for the three months ended March 31, 2022, were $5.0 million compared to $0.7 million for the three months ended March 31, 2021. The increase in personnel-related costs of $2.3 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended March 31, 2022 and 2021, included stock-based compensation expense of $1.3 million and less than $0.1 million, respectively. The increase in professional and consultant fees of $0.5 million was primarily due to increased accounting, audit and legal fees associated with operating as a public company and our ongoing business activities. The increase in other of $1.5 million was primarily due to increased insurance and other costs associated with operating as a public company and to support our growing organization.
Other income (expense)
Change in fair value of preferred stock tranche rights
The change in the fair value of the Series A Tranche Rights for the three months ended March 31, 2021, was primarily due to the change in the fair value of our Series A convertible preferred stock during that period. All Series A Tranche Rights were settled by March 31, 2021.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through March 31, 2022, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders and our IPO. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $272.7 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(13,542)	$(5,933)
Net cash provided by investing activities	13,057	—
Net cash provided by (used in) financing activities	(768)	10,000

Net increase (decrease) in cash and cash equivalents	$(1,253)	$4,067

Operating activities
During the three months ended March 31, 2022, operating activities used $13.5 million of cash, resulting from our net loss of $17.5 million, partially offset by net non-cash
charges of $2.5 million and by net cash provided by changes in our operating assets and liabilities of $1.5 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of decreases in prepaid expenses and other current assets and other assets of $0.8 million and $0.6 million, respectively.
During the three months ended March 31, 2021, operating activities used $5.9 million of cash, resulting from our net loss of $6.8 million, partially offset by net non-cash
charges of $0.7 million and net cash provided by changes in our operating assets and liabilities of $0.2 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted of an increase in accounts payable and accrued expenses of $0.6 million, partially offset by an increase in other assets of $0.4 million.
Investing activities
During the three months ended March 31, 2022, net cash provided by investing activities was $13.1 million, due to proceeds from sales and maturities of marketable securities of $27.0 million, partially offset by purchases of marketable securities of $13.9 million.
Financing activities
During the three months ended March 31, 2022, net cash used in financing activities was $0.8 million, consisting of payments of insurance costs financed by a third-party.
During the three months ended March 31, 2021, net cash provided by financing activities was $10.0 million, consisting of proceeds from the issuance of our Series A convertible preferred stock.
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
NVL-520
and planned advancement of
NVL-655
throughout clinical development;

•	the clinical development plans we establish for our product candidates;

•	the number and characteristics of product candidates that we discover and develop through our product discovery and research efforts;

•	the terms of any collaboration agreements we may choose to pursue;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicine Agency (EMA) and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and

•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $272.7 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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
Contractual Obligations and Other Commitments
During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2021 Form
10-K.
Critical Accounting Policies and Significant Judgments and Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2021 Form
10-K.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined in
Rule 12b-2 under
the Exchange Act, for this reporting period and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in
Rules 13a- 15(e) and 15d- 15(e) under
the Exchange Act), as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e) and 15d-15(e) under
the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of March 31, 2022, we were not party to any material legal proceedings.
Item 1A. Risk Factors.
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC. Our business faces significant risks and uncertainties. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties were to actually occur, our business, prospects, financial condition or results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any one factor or combination of factors may have on our business, prospects, financial condition or results of operations.
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
We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our Series A and Series B convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled in convertible preferred stock in February 2021), and most recently, with proceeds from the sale of common stock in the IPO completed in August 2021. Our net losses were $17.5 million for the three months ended March 31, 2022 and $46.3 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $95.8 million. We are still in the early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.
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
Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of the date of this Quarterly Report, will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Advancing the development of
NVL-520,
NVL-655
and our ALK IXDN, HER2 and other discovery programs will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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

•	successful and timely completion of preclinical studies;

•	submission of INDs in the U.S. and CTAs and/or comparable applications outside the U.S. for regulatory authority review and agreement to proceed with our clinical trials;

•	our ability to address any potential delays resulting from factors related to the COVID-19 pandemic and other global geopolitical events;

•	successful initiation and completion of clinical trials;

•	successful and timely patient selection and enrollment in and completion of clinical trials;

•	maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the U.S. and internationally;

•	maintaining and growing an organization of chemists, medical professionals and clinical development professionals who can develop and commercialize our product candidates;

•	the frequency and severity of adverse events in clinical trials;

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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the independent institutional review board (IRB) or independent ethics committee (IEC) of the institutions in which such trials are being conducted, by a data safety monitoring board for such trial or by the FDA or foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/IECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
The success of other research candidates we may develop will depend on many factors, including the following:

•	generating sufficient data to support the initiation or continuation of preclinical studies and clinical trials;

•	addressing any delays resulting from factors related to the ongoing COVID-19 pandemic and other global geopolitical events;

•	obtaining regulatory permission to initiate clinical trials;

•	contracting with the necessary parties to conduct clinical trials;

•	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;

•	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials; and

•	adverse events in clinical trials.
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
Our ability to enroll patients may also be significantly delayed by the evolving
COVID-19
pandemic and we do not know the extent and scope of such delays at this point. In addition, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These and other factors resulting from the
COVID-19
pandemic or other global geopolitical events could delay our clinical trials and our regulatory submissions.
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

Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union (EU), medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going
surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going
compliance with current good manufacturing practices (cGMPs) and good clinical practices (GCP) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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
As of March 31, 2022, we had 48 full-time employees, upon which we rely for various administrative, research and development, and other support services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.
As of March 31, 2022, we had 48 full-time employees, including 34 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
Despite the implementation of security measures in an effort to protect systems that store our data, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (i.e., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service
attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. For example, companies have experienced an increase in phishing and social engineering attacks from third parties. Also, while we have opened our office for use under strict guidelines as required by federal, state, and local authorities, a majority of our employees are working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi
networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems.
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

•	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;

•	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

•	impact of the COVID-19 pandemic and other global geopolitical events on our ability to produce our product candidates and conduct clinical trials in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with legal requirements applicable to privacy, data protection, information security and other matters;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	potential liability under the FCPA or comparable foreign regulations;

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
Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

•
the impact of any natural disasters public health emergencies, such as the ongoing
COVID-19
pandemic, and other global geopolitical events, such as the ongoing military conflict between Russia and Ukraine; and

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
As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, most recently due to the ongoing
COVID-19
pandemic and events around the ongoing military conflict between Russia and Ukraine, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to the evolving effects of the
COVID-19
pandemic, the military conflict between Russia and Ukraine or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.
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
Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. Three of our directors are affiliated with two of our principal stockholders.
Our holders of 5% or more of our capital stock and their respective affiliates beneficially own in excess of 50% of our outstanding Class A common stock and Class B common stock and in excess of 50% of our Class A voting stock. Three of our directors are affiliated with two of our principal stockholders, including Joseph Pearlberg, M.D., Ph.D. and Cameron A. Wheeler, Ph.D. who are affiliated with Deerfield, and Andrew A.F. Hack, M.D., Ph.D. who is affiliated with Bain Capital Life Sciences. These stockholders, acting together or on their own, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our Class A common stock.
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
We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2021 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure our stockholders that we will not in the future identify material weaknesses. Material weaknesses may exist when we become required to report on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
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
As of March 31, 2022, we have used approximately $34.1 million of the net offering proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC pursuant to Rule 424(b)(4) under the Securities Act, on July 30, 2021.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40671	3.1	8/2/2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40671	3.2	8/2/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1+	Certification of Principal Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+
These certifications are furnished with this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act , or otherwise subject to the liability of such Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVALENT, INC.

Date: May 12, 2022	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)