Form 10-Q
period 2022-06-30
Nuvalent, Inc.
filed 2022-08-10
CIK 1861560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission File Number:
001-40671

NUVALENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5112298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Broadway, 14 th Floor Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (857)
357-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	NUVL	The Nasdaq Global Select Market
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
of the Exchange Act).    Yes  ☐    No  ☒
As of July
29
, 2022, the registrant had 42,977,812 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

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

•	estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;

•	the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;

•	future agreements with third parties in connection with the development and commercialization of our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our financial performance;

•	the rate and degree of market acceptance of our product candidates, if approved;

i

•	regulatory developments in the United States (the U.S.) and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to produce our product candidates with advantages in turnaround times or manufacturing cost;

•	our competitive position and the success of competing therapies that are or may become available;

•	our need for and ability to attract and retain key scientific, management and other personnel;

•	the impact of laws and regulations;

•	our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act);

•	developments relating to our competitors and our industry;

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

•
Our discovery and development activities are focused on the development of targeted therapeutics for patients with cancer-associated genomic alterations, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to approved or marketable products;

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

•
We may not be able to submit INDs, clinical trial applications (CTAs) or comparable applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA, European Medicine Agency (EMA) or any comparable foreign regulatory authority may not permit us to proceed;

•
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

•
Where appropriate, we plan to pursue approval through the use of accelerated registration pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we are currently contemplating, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals;

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

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
NUVALENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$75,915	$68,526
Marketable securities	181,049	219,585
Prepaid expenses and other current assets	1,858	2,517

Total current assets	258,822	290,628
Other assets	4,199	3,196

Total assets	$263,021	$293,824

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,028	$2,893
Accrued expenses	6,008	5,894

Total current liabilities	10,036	8,787

Total liabilities	10,036	8,787

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 42,901,586 shares and 42,862,175 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	368,350	363,483
Accumulated other comprehensive loss	(1,132)	(228)
Accumulated deficit	(114,238)	(78,223)

Total stockholders’ equity	252,985	285,037

Total liabilities and stockholders’ equity	$263,021	$293,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$13,558	$7,826	$26,251	$13,310
General and administrative	5,175	2,024	10,170	2,702

Total operating expenses	18,733	9,850	36,421	16,012

Loss from operations	(18,733)	(9,850)	(36,421)	(16,012)

Other income (expense):
Change in fair value of preferred stock tranche rights	—	—	—	(635)
Other income, net	267	12	406	24

Total other income (expense), net	267	12	406	(611)

Net loss	$(18,466)	$(9,838)	$(36,015)	$(16,623)

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(3.17)	$(0.75)	$(5.37)

Weighted average shares of common stock outstanding, basic and diluted	48,319,067	3,106,152	48,302,017	3,095,639

Comprehensive loss:
Net loss	$(18,466)	$(9,838)	$(36,015)	$(16,623)
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax of $0	(113)	—	(904)	—

Comprehensive loss	$(18,579)	$(9,838)	$(36,919)	$(16,623)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(DEFICIT)
(In thousands, except share amounts)
(Unaudited)

								Accumulated
	Convertible		Class A		Class B		Additional	Other		Promissory	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Note from	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stockholder	Equity
Balances at December 31, 2021	—	$—	42,862,175	$4	5,435,254	$1	$363,483	$(228)	$(78,223)	$—	$285,037
Issuance of common stock upon exercise of stock options	—	—	16,572	—	—	—	13	—	—	—	13
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(791)	—	—	(791)
Stock-based compensation expense	—	—	—	—	—	—	2,205	—	—	—	2,205
Net loss	—	—	—	—	—	—	—	—	(17,549)	—	(17,549)

Balances at March 31, 2022	—	—	42,878,747	4	5,435,254	1	365,701	(1,019)	(95,772)	—	268,915
Issuance of common stock upon exercise of stock options	—	—	22,839	—	—	—	200	—	—	—	200
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(113)	—	—	(113)
Stock-based compensation expense	—	—	—	—	—	—	2,449	—	—	—	2,449
Net loss	—	—	—	—	—	—	—	—	(18,466)	—	(18,466)

Balances at June 30, 2022	—	$—	42,901,586	$4	5,435,254	$1	$368,350	$(1,132)	$(114,238)	$—	$252,985

								Accumulated
	Convertible		Class A		Class B		Additional	Other		Promissory	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Note from	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stockholder	Deficit
Balances at December 31, 2020	89,945,206	$35,354	3,129,384	$—	—	$—	$842	$—	$(31,885)	$(280)	$(31,323)
Issuance of Series A convertible preferred stock	22,486,302	10,000	—	—	—	—	—	—	—	—	—
Conversion of note payable and accrued interest to Series A convertible preferred stock	5,025,604	2,815	—	—	—	—	—	—	—	—	—
Reclassification of preferred stock tranche rights upon settlement	—	2,592	—	—	—	—	—	—	—	—	—
Interest on promissory note from related stockholder party	—	—	—	—	—	—	—	—	—	(2)	(2)
Loss on extinguishment of debt	—	—	—	—	—	—	(580)	—	—	—	(580)
Stock-based compensation expense	—	—	—	—	—	—	65	—	—	—	65
Net loss	—	—	—	—	—	—	—	—	(6,785)	—	(6,785)

Balances at March 31, 2021	117,457,112	50,761	3,129,384	—	—	—	327	—	(38,670)	(282)	(38,625)
Issuance of Series B convertible preferred stock, net of issuance costs of $348	65,223,679	134,652	—	—	—	—	—	—	—	—	—
Interest on promissory note from related stockholder party	—	—	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation expense	—	—	—	—	—	—	725	—	—	—	725
Net loss	—	—	—	—	—	—	—	—	(9,838)	—	(9,838)

Balances at June 30, 2021	182,680,791	$185,413	3,129,384	$—	—	$—	$1,052	$—	$(48,508)	$(284)	$(47,740)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,015)	$(16,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of preferred stock tranche rights	—	635
Stock-based compensation expense	4,654	790
Non-cash interest income on promissory note	—	(4)
Net amortization of premiums on marketable securities	463	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	659	(48)
Other assets	(1,003)	(2,503)
Accounts payable	1,135	1,823
Accrued expenses	1,090	285

Net cash used in operating activities	(29,017)	(15,645)

Cash flows from investing activities:
Purchases of marketable securities	(30,733)	—
Proceeds from sales and maturities of marketable securities	67,902	—

Net cash provided by investing activities	37,169	—

Cash flows from financing activities:
Payments of insurance costs financed by a third-party	(976)	—
Proceeds from issuance of common stock upon option exercise	213	—
Proceeds from issuance of convertible preferred stock and preferred stock tranche rights, net of issuance costs	—	144,652
Payments of initial public offering costs	—	(420)

Net cash provided by (used in) financing activities	(763)	144,232

Net increase in cash and cash equivalents	7,389	128,587
Cash and cash equivalents at beginning of period	68,526	10,332

Cash and cash equivalents at end of period	$75,915	$138,919

Supplemental disclosure of noncash financing information:
Settlement of notes payable and accrued interest for preferred stock	$—	$2,235
Loss on extinguishment of debt	$—	$580
Settlement of preferred stock tranche rights	$—	$2,592
Initial public offering costs in accrued expenses and other current liabilities	$—	$1,298
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
The Company has incurred recurring losses since inception, including net losses of $36.0 million for the six months ended June 30, 2022, and $46.3 million for the year ended December 31, 2021. As of June 30, 2022, the Company had an accumulated deficit of $114.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.
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

Unaudited interim financial information
The consolidated balance sheet at December 31, 2021, was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, on file with the SEC. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2022, and results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The Company’s results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
Concentrations of credit risk and of significant suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of June 30, 2022 and December 31, 2021, the Company maintained cash, cash equivalents and marketable securities balances in excess of federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30
	2022	2021
Convertible preferred stock (as converted to common stock)	—	33,942,085
Unvested restricted common stock	—	21,129
Options to purchase common stock	6,548,578	4,324,108

	6,548,578	38,287,322

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
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years. For nonpublic entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU
No. 2019-10
,
which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those years. Early application continues to be allowed. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

Recently adopted accounting pronouncements
Effective January 1, 2022, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Therefore, as of and for the year ended December 31, 2021, the Company’s consolidated financial statements continue to be presented in accordance with ASC Topic 840, the accounting standard originally in effect for such period. As of and for the six months ended June 30, 2022, the Company’s consolidated financial statements are presented in accordance with ASC 842. The Company elected to use the transition package of three practical expedients, which among other things, allowed the Company to carry forward the historical lease classification. The Company elected, under ASC 842, the further practical expedient not to separate non-lease
components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of 12 months or less off the balance sheet and to recognize payments for those leases on a straight-line basis over the lease term. As the Company’s only existing lease as of the adoption date was for office space with a term of less than 12 months, there was no impact to the Company’s consolidated financial statements on the date of adoption.
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
3. Marketable Securities
Marketable securities by security type consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$88,302	$—	$(168)	$88,134
Corporate bonds (due within one year)	58,233	—	(655)	57,578
Government securities (due within one year)	8,583	—	(101)	8,482
U.S. treasury securities (due within one year)	23,966	—	(119)	23,847
Corporate bonds (due after one year through two years)	3,098	—	(90)	3,008

	$182,182	$—	$(1,133)	$181,049

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$121,156	$—	$(44)	$121,112
Corporate bonds (due within one year)	43,756	—	(60)	43,696
Government securities (due within one year)	4,583	—	(10)	4,573
U.S. treasury securities (due within one year)	10,056	—	(9)	10,047
Corporate bonds (due after one year through two years)	36,218	1	(99)	36,120
Government securities (due after one year through two years)	4,045	—	(8)	4,037

	$219,814	$1	$(230)	$219,585

4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$74,912	$—	$—	$74,912
Marketable securities:
Commercial paper	—	88,134	—	88,134
Corporate bonds	—	60,586	—	60,586
Government securities	—	8,482	—	8,482
U.S. treasury securities	—	23,847	—	23,847

	$74,912	$181,049	$—	$255,961

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$67,522	$—	$—	$67,522
Marketable securities:
Commercial paper	—	121,112	—	121,112
Corporate bonds	—	79,816	—	79,816
Government securities	—	8,610	—	8,610
U.S. treasury securities	—	10,047	—	10,047

	$67,522	$219,585	$—	$287,107

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government securities and U.S. treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three and six months ended June 30, 2022 and 2021, there were no transfers in or out of Level 3.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$2,040	$2,730
Accrued external research and development expenses	3,349	1,757
Accrued insurance	—	976
Accrued professional	565	415
Other	54	16

	$6,008	$5,894

6. Stock-Based Compensation
2021 stock option and incentive plan
On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective on July 28, 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock
options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares of Class A common stock initially reserved for issuance under the 2021 Plan was 5,866,004, which was increased by 2,414,871 on January 1, 2022, and shall be further increased on each January 1 thereafter by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expired or are otherwise terminated (other than by exercise) under the 2021 Plan and the Company’s previously outstanding 2017 Stock Option and Grant Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of June 30, 2022, 6,003,534 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan
On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Employee Stock Purchase Plan, which became effective on July 28, 2021. The Company’s board of directors approved the amendment and restatement of the 2021 Employee Stock Purchase Plan in its entirety on June 16, 2022 (as amended and restated, the “ESPP”). A total of 473,064 shares of Class A common stock were reserved for issuance under the ESPP. In addition, the number of shares of Class A common stock that may be issued under the ESPP automatically increased by 473,064 shares on January 1, 2022, and will automatically increase on each January thereafter through January 1, 2031, by the least of (i) 473,064 shares of Class A common stock, (ii) 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the ESPP. As of June 30, 2022, no offering periods have commenced under the ESPP and 946,128 shares of Class A common stock remained available for issuance.
Option grants
During the six months ended June 30, 2022, the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 1,755,560 shares of common stock with a total grant-date fair value of $29.7 million.
Stock-based compensation
The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$1,019	$276	$1,966	$310
General and administrative expenses	1,430	449	2,688	480

	$2,449	$725	$4,654	$790

As of June 30, 2022, total unrecognized compensation cost related to common stock options and unvested restricted stock was $32.2 million, which is expected to be recognized over a weighted average period of 3.0 years.
7. Commitments and Contingencies
Leases
The Company leases office space pursuant to a
month-to
month lease and as such categorizes all of its lease expense as short-term lease cost. During each of the three and six months ended June 30, 2022, the Company recorded short-term lease cost of less than $0.1 million and $0.1 million, respectively.
Revenue share
The Company has revenue sharing agreements with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”) and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire
patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for this liability at fair value with changes recognized in the consolidated statements of operations and comprehensive loss. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to either of the revenue sharing agreements at inception and at June 30, 2022 and December 31, 2021. The Company currently does not have any net sales and as a result has paid no amounts under these obligations nor has the Company accrued any liability as of June 30, 2022 and December 31, 2021.
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

8. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. In September 2021, the Company adopted a match program for employee contributions to the 401(k) Plan up to a maximum of six percent of the employee’s salary for the year ended December 31, 2022. For each of the three and six months ended June 30, 2022, the Company recorded expense of $0.2 million and $0.3 million, respectively, related to these matching contributions. There was no discretionary match made under the 401(k) Plan for the three and six months ended June 30, 2021.
9. Related Parties
The Company had issued certain promissory notes to Deerfield, an investor in the Company. In February 2021, the promissory notes and accrued interest were converted to Series A convertible preferred stock.
The Company is obligated to pay low single digit percentage rates of net sales of certain commercial products to Deerfield and its scientific founder. As of June 30, 2022 and December 31, 2021, no products have been commercialized and no amounts have been paid or become due (see Note 7).
In February 2017, the Company entered into a three-year consulting agreement with the scientific founder of the Company who is also a board member and a stockholder. The consulting agreement between the scientific founder and the Company continues at will. During the three months ended June 30, 2022 and 2021, the Company paid the scientific founder less than $0.1 million and $0.1 million, respectively. During each of the six months ended June 30, 2022 and 2021, the Company paid the scientific founder $0.1 million. As of June 30, 2022 and December 31, 2021, the Company had less than $0.1 million in accounts payable to the scientific founder.

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
of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1.A. Risk Factors” section of this Quarterly Report and our other filings with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We focus our discovery and development efforts on small molecule inhibitors of kinases, a class of cellular targets that can play a central role in cancer growth and proliferation. In particular, we focus on “clinically proven” kinase targets, or those kinase targets for which others have developed established, approved therapies that are used in the clinical setting. Currently available kinase inhibitors face multiple limitations, which can include (i) kinase resistance, or the emergence of new mutations in the kinase target that can enable resistance to existing therapies, (ii) kinase selectivity, or the potential for existing therapies to inhibit other structurally similar kinase targets and lead to off-target
adverse events, and (iii) limited brain penetrance, or the ability for the therapy to treat disease that has spread or metastasized to the brain. By prioritizing target selectivity, we believe our drug candidates have the potential to overcome resistance, avoid dose-limiting off-target
adverse events, address brain metastases, and drive more durable responses.
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
off-target
TRKB-related CNS adverse events.
We are currently enrolling patients in the ongoing Phase 1 portion of our
ARROS-1
clinical trial, a
first-in-human
Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating
NVL-520
as an oral monotherapy in patients with advanced ROS1-positive non-small
cell lung cancer (NSCLC) and other solid tumors.
ARROS-1
is comprised of two study phases, beginning with a Phase 1 dose-escalation portion to evaluate the safety, tolerability and recommended Phase 2 dose (RP2D) of
NVL-520
in patients with advanced ROS1-positive NSCLC or other solid tumors who have received at least one prior ROS1 TKI or any prior therapy, respectively. Other Phase 1 objectives are to characterize the pharmacokinetic profile and evaluate preliminary anti-tumor activity of
NVL-520.
Once the RP2D is determined, the study may transition directly into a Phase 2 portion designed to support potential registration of
NVL-520
in both ROS1-positive patients with NSCLC who are
TKI-naïve
and who have been previously treated with ROS1 kinase inhibitors. We plan to share preliminary dose-escalation data from our
ARROS-1
clinical trial in the second half of 2022.
Our second lead product candidate,
NVL-655,
is a brain-penetrant
ALK-selective
inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance,
CNS-related
adverse events, and brain metastases that may limit the use of first-, second-, and third-generation ALK inhibitors. Preclinical data has shown that
NVL-655
was brain-penetrant, inhibited wild-type ALK fusions, remained active in the presence of mutations conferring resistance to approved and investigational ALK inhibitors, and displayed strong selectivity for both wild-type ALK and its resistance variants as compared to the structurally related TRKB, thereby minimizing the potential for off-target
TRKB-related CNS adverse events.
We presented new preclinical data at the August 2022 IASLC World Conference on Lung Cancer further characterizing the profile of
NVL-655
in
TKI-resistant
models of
ALK-positive
cancers.
NVL-655
showed strong antitumor activity in a G1202R/T1151M compound mutation model derived from a patient previously treated with crizotinib, alectinib, brigatinib, and lorlatinib.

We are currently enrolling patients in the ongoing Phase 1 portion of our
ALKOVE-1
clinical trial, a
first-in-human
Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating
NVL-655
as an oral monotherapy in patients with advanced
ALK-positive
NSCLC and other solid tumors. In June 2022, we announced that the first patient was dosed with
NVL-655
in the
ALKOVE-1
trial.
ALKOVE-1
is comprised of two study phases, beginning with a Phase 1 dose-escalation portion to evaluate the safety, tolerability and RP2D of
NVL-655
in patients with advanced
ALK-positive
NSCLC or other solid tumors who have received at least one prior ALK TKI or at least one prior systemic anticancer therapy, respectively. Other Phase 1 objectives are to characterize the pharmacokinetic profile and evaluate preliminary anti-tumor activity of
NVL-655.
Once the RP2D is determined, the study may transition directly into a Phase 2 portion designed to evaluate the preliminary activity of
NVL-655
in various cohorts of
ALK-positive
NSCLC patients, with the potential to expand cohort sizes further into potentially registrational cohorts in collaboration with the FDA.
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
On August 2, 2021, we completed an initial public offering (IPO) of our common stock pursuant to which we issued and sold 10,612,500 shares of Class A common stock and 600,000 shares of Class B common stock, including the exercise in full by the underwriters of their option to purchase 1,462,500 additional shares of Class A common stock, at a public offering price of $17.00 per share. We received net proceeds of approximately $174.3 million after deducting underwriting discounts and commissions and offering costs. Prior to the IPO, we funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018) and debt financing from stockholders (which was settled in convertible preferred stock in February 2021).
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $36.0 million for the six months ended June 30, 2022, and $46.3 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $114.2 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

•	continue to advance our parallel lead programs, NVL-520 and NVL-655, in clinical development;

•	advance the development of our discovery programs, including our ALK IXDN and HER2 Exon 20 insertions programs;

•	expand our pipeline of product candidates through our own product discovery and development efforts;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	implement operational, financial and management systems;

•	attract, hire and retain additional clinical, scientific, management and administrative personnel;

•	maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how;

•	acquire or in-license other product candidates and technologies; and

•	operate as a public company.
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including inflation and interest rate fluctuations, as well as concerns related to the
COVID-19
pandemic and geopolitical events, including civil or political unrest (such as the ongoing military conflict between Ukraine and Russia). Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.
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
We expect that our research and development expenses will increase substantially as we continue to advance
NVL-520
and
NVL-655
in clinical development and expand our discovery, research and preclinical activities in the near term and in the future. Although we are currently enrolling patients in the Phase 1 portions of our
ARROS-1
and
ALKOVE-1
clinical trials, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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
Results of Operations
Comparison of the three months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$13,558	$7,826	$5,732
General and administrative	5,175	2,024	3,151

Total operating expenses	18,733	9,850	8,883

Loss from operations	(18,733)	(9,850)	(8,883)

Other income (expense):
Other income, net	267	12	255

Total other income (expense), net	267	12	255

Net loss	$(18,466)	$(9,838)	$8,628

Research and development expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30
	2022	2021	Change

	(in thousands)
Direct research and development expenses by program:
NVL-520	$5,075	$2,044	$3,031
NVL-655	1,789	2,127	(338)
Discovery programs	2,377	1,749	628
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	3,612	1,617	1,995
Other	705	289	416

Total research and development expenses	$13,558	$7,826	$5,732

Research and development expenses were $13.6 million for the three months ended June 30, 2022, compared to $7.8 million for the three months ended June 30, 2021. The increase in direct research and development expenses related to
NVL-520
of $3.0 million was primarily due to increased manufacturing and clinical costs as we progressed
NVL-520
into the Phase 1 portion of our
ARROS-1
clinical trial. The decrease in direct research and development expenses related to
NVL-655
of $0.3 million was primarily due to decreased costs related to
IND-enabling
studies, partially offset by an increase in clinical costs as we progressed
NVL-655
into the Phase 1 portion of our
ALKOVE-1
clinical trial. The increase in direct research and development expenses related to our discovery programs of $0.6 million was primarily due to progress of our discovery programs. The increase in personnel-related expenses of $2.0 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended June 30, 2022 and 2021, included stock-based compensation expense of $1.0 million and $0.3 million, respectively.

General and administrative expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30
	2022	2021	Change

	(in thousands)
Personnel-related (including stock-based compensation)	$2,910	$806	$2,104
Professional and consultant fees	945	918	27
Other	1,320	300	1,020

Total general and administrative expenses	$5,175	$2,024	$3,151

General and administrative expenses for the three months ended June 30, 2022, were $5.2 million compared to $2.0 million for the three months ended June 30, 2021. The increase in personnel-related costs of $2.1 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended June 30, 2022 and 2021, included stock-based compensation expense of $1.4 million and $0.4 million, respectively. The increase in other of $1.0 million was primarily due to increased insurance and other costs associated with operating as a public company and to support our growing organization.
Other income (expense)
Other income, net was not significant for either of the three months ended June 30, 2022 and 2021.
Comparison of the six months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$26,251	$13,310	$12,941
General and administrative	10,170	2,702	7,468

Total operating expenses	36,421	16,012	20,409

Loss from operations	(36,421)	(16,012)	(20,409)

Other income (expense):
Change in fair value of preferred stock tranche rights	—	(635)	635
Other income, net	406	24	382

Total other income (expense), net	406	(611)	1,017

Net loss	$(36,015)	$(16,623)	$19,392

Research and development expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
Direct research and development expenses by program:
NVL-520	$9,079	$4,258	$4,821
NVL-655	4,023	3,172	851
Discovery programs	4,868	2,877	1,991
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	7,280	2,558	4,722
Other	1,001	445	556

Total research and development expenses	$26,251	$13,310	$12,941

Research and development expenses were $26.3 million for the six months ended June 30, 2022, compared to $13.3 million for the six months ended June 30, 2021. The increase in direct research and development expenses related to
NVL-520
of $4.8 million was primarily due to increased manufacturing and clinical costs as we progressed
NVL-520
into the Phase 1 portion of our
ARROS-1
clinical trial. The increase in direct research and development expenses related to
NVL-655
of $0.9 million was primarily due to

increased clinical costs as we progressed
NVL-655
into the Phase 1 portion of our
ALKOVE-1
clinical trial. The increase in direct research and development expenses related to our discovery programs of $2.0 million was primarily due to progress of our discovery programs. The increase in personnel-related expenses of $4.7 million was primarily due to an increase in headcount. Personnel-related expenses for the six months ended June 30, 2022 and 2021, included stock-based compensation expense of $2.0 million and $0.3 million, respectively. The increase in other of $0.6 million is due to costs to support our growing research and development function.
General and administrative expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
Personnel-related (including stock-based compensation)	$5,476	$1,083	$4,393
Professional and consultant fees	1,815	1,239	576
Other	2,879	380	2,499

Total general and administrative expenses	$10,170	$2,702	$7,468

General and administrative expenses for the six months ended June 30, 2022, were $10.2 million compared to $2.7 million for the six months ended June 30, 2021. The increase in personnel-related costs of $4.4 million was primarily due to an increase in headcount. Personnel-related expenses for the six months ended June 30, 2022 and 2021, included stock-based compensation expense of $2.7 million and $0.5 million, respectively. The increase in professional and consultant fees of $0.6 million was primarily due to increased accounting, audit and legal fees. The increase in other of $2.5 million was primarily due to increased insurance and other costs associated with operating as a public company and to support our growing organization.
Other income (expense)
Change in fair value of preferred stock tranche rights
The change in the fair value of the Series A Tranche Rights for the six months ended June 30, 2021, was primarily due to the change in the fair value of our Series A convertible preferred stock during that period. All Series A Tranche Rights were settled by March 31, 2021.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through June 30, 2022, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders and our IPO. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $257.0 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(29,017)	$(15,645)
Net cash provided by investing activities	37,169	—
Net cash provided by (used in) financing activities	(763)	144,232

Net increase in cash and cash equivalents	$7,389	$128,587

Operating activities
During the six months ended June 30, 2022, operating activities used $29.0 million of cash, resulting from our net loss of $36.0 million, partially offset by net non-cash
charges of $5.1 million and by net cash provided by changes in our operating assets and liabilities of $1.9 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2022, consisted primarily of an increase in accounts payable and accrued expenses of $2.2 million and a decrease in prepaid expenses and other current assets of $0.7 million, partially offset by an increase in other assets of $1.0 million.

During the six months ended June 30, 2021, operating activities used $15.6 million of cash, resulting from our net loss of $16.6 million and net cash used by changes in our operating assets and liabilities of $0.4 million, partially offset by net non-cash
charges of $1.4 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021, consisted primarily of an increase in other assets of $2.5 million, partially offset by an increase in accounts payable and accrued expenses of $2.1 million.
Investing activities
During the six months ended June 30, 2022, net cash provided by investing activities was $37.2 million, due to proceeds from sales and maturities of marketable securities of $67.9 million, partially offset by purchases of marketable securities of $30.7 million.
Financing activities
During the six months ended June 30, 2022, net cash used in financing activities was $0.8 million, consisting of payments of insurance costs financed by a third-party of $1.0 million, partially offset by proceeds from the exercise of common stock options.
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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $257.0 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
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
Contractual Obligations and Other Commitments
During the three and six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2021 Form
10-K.
Critical Accounting Policies and Significant Judgments and Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As of June 30, 2022, we were not party to any material legal proceedings.
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
We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to evaluate our likelihood of success and viability than it could be if we had a longer operating history.
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
We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our Series A and Series B convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled in convertible preferred stock in February 2021), and most recently, with proceeds from the sale of common stock in the IPO completed in August 2021. Our net losses were $36.0 million for the six months ended June 30, 2022, and $46.3 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $114.2 million. We are still in the early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.
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
Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We recently initiated Phase 1/2 clinical trials for our parallel lead programs,
NVL-520
and
NVL-655.
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
We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including inflation and interest rate fluctuations, as well as concerns related to the
COVID-19
pandemic and geopolitical events, including civil or political unrest (such as the ongoing military conflict between Ukraine and Russia). To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
We are very early in our development efforts. We recently initiated Phase 1/2 clinical trials for
NVL-520
and
NVL-655.
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
Our discovery and development activities are focused on the development of targeted therapeutics for patients with cancer-associated genomic alterations, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to approved or marketable products.
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
Before obtaining marketing approval from the FDA of
NVL-520
or
NVL-655
or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We recently initiated Phase 1/2 clinical trials for
NVL-520
and
NVL-655.
IND submission must become effective prior to initiating any clinical trials in the U.S. for any of our future product candidates.
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
Certain of our current or future scientific advisors or consultants who receive compensation from us may become investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we expect any such relationships to be within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates. If we experience delays in the completion of, or termination of, any clinical trial of any product candidate, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenue, which may harm our business, financial condition, results of operations and prospects significantly.

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
A key element of our strategy, which is unproven, is to use and expand our expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery of and initiation of clinical development of
NVL-520
and
NVL-655,
such product candidates, and any other product candidates we may develop may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. For example, we may not be successful in identifying genomic alterations that are oncogenic and are targeted for patient populations that result in sufficient enrollment size or present attractive commercial opportunities. Our approach is evolving and may not reach a state at which building a pipeline of product candidates is possible. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which would result in significant harm to our financial position and adversely affect our business.
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
We have submitted INDs for
NVL-520
and
NVL-655
to the FDA, and the FDA has confirmed that clinical investigation of both may proceed. We recently initiated Phase 1/2 clinical trials for
NVL-520
and
NVL-655.
However, we may not be able to submit INDs for future product candidates on the timelines we expect or such submissions may not take effect on the timeline that we anticipate or at all. For example, we may experience manufacturing delays or other delays with
IND-enabling
studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs, CTAs or comparable applications on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.
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

Our ability to enroll patients may also be significantly delayed by the evolving
COVID-19
pandemic or other global geopolitical factors and we do not know the extent and scope of such delays at this point. In addition, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These and other factors resulting from the
COVID-19
pandemic or other global geopolitical events could delay our clinical trials and our regulatory submissions.
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
Factors that may affect our ability to commercialize our product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our approved product candidates, ensuring regulatory compliance of our company, employees and third parties under applicable healthcare laws, and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our product candidates upon approval. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenue from them or be able to reach or sustain profitability.
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
Furthermore, the
COVID-19
pandemic may also impact the timelines of FDA regulatory inspections and reviews. Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval
inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. Additionally, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval
inspection or an inspection of clinical sites is required and due to the
COVID-19
pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. To the extent any such events impact the operations of any of our third parties, our development activities may be negatively affected.
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

We expect to face competition from existing products and products in development for each of our lead programs and in particular, our competitors that are developing product candidates often have the advantage of significant financial resources. For
NVL-520,
there are currently two ROS1-targeted kinase inhibitors approved for use in first-line, TKI naïve ROS1-positive NSCLC: crizotinib and entrectinib. Ceritinib is also recommended for use in ROS1-positive NSCLC patients according to the National Comprehensive Cancer Network guidelines. Pfizer’s lorlatinib is a dual ALK/ROS1 inhibitor that is in development for the treatment of ROS1-positive NSCLC. This product has received marketing approval for the treatment of
ALK-positive
NSCLC, and has demonstrated CNS activity as reported in its prescribing information. Repotrectinib is a dual TRK/ROS1 inhibitor that is in development and has demonstrated clinical activity in ROS1-positive NSCLC patients but also retains potent TRK inhibition at clinically relevant concentrations. AnHeart Therapeutics’ taletrectinib is a dual TRK/ROS1 inhibitor and is in development for patients with ROS1-positive NSCLC. For
NVL-655,
there are five currently approved ALK inhibitors for the treatment of
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
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Center for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
We conduct clinical trials of our product candidates in the U.S. and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from U.S. clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the U.S., the standards for clinical trials and approval may be different. There can be no assurance that any U.S. or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom (U.K.) voted in favor of leaving the EU (Brexit). Following protracted negotiations, the U.K. left the EU on January 31, 2020, and a transition period to December 31, 2020, was established to allow the U.K. and the EU to negotiate the U.K.’s withdrawal. As a result, effective January 1, 2021, the U.K. is no longer part of the European Single Market and EU Customs Union. A co-operation
agreement was signed between the U.K. and the EU in December 2020, which was applied provisionally beginning on January 1, 2021, and entered into force on May 1, 2021. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation, and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
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

In the EU, we may seek PRIME for some of our product candidates in the future. PRIME is a voluntary program launched by the EMA that is aimed at enhancing the scientific and regulatory support for the development and accelerated assessment of new product candidates that target an unmet medical need. PRIME is aimed to offer early and proactive support to sponsors to optimize the generation of robust data on the product’s benefits and risks and enable accelerated regulatory assessment of new marketing applications. To be eligible for PRIME, a product candidate must meet the eligibility criteria in respect to its potential to offer a major therapeutic advantage over existing treatments, or benefit patients who do not have any treatment options. The benefits of PRIME include the appointment of a Committee for Medicinal Products for Human Use rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. We may apply for PRIME and it may not be granted. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.
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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). Since enactment of the PPACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the Tax Act), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Other legislative changes have been adopted since the PPACA was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. To date, there have been several recent U.S. Congressional inquiries, as well as new measures designed to bring more transparency to pharmaceutical pricing and reduce the costs of pharmaceuticals. For example, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP) to import certain prescription products from Canada into the U.S. The final rule is currently the subject of ongoing litigation, but at least six states have passed laws allowing for the importation of products from Canada with the intent of developing SIPs for review and approval by the FDA.
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
There are multiple privacy and data security laws that may impact our business activities in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, for example, under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), HHS has issued regulations to protect the privacy and security of protected health information (PHI) used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. We are not currently classified as a covered entity or business associate under HIPAA. Thus, we are not directly subject to HIPAA’s requirements or penalties. The healthcare providers, including certain research institutions from which we may obtain patient or subject health information, may be subject to privacy, security, and breach notification requirements under HIPAA. Additionally, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting
or conspiracy principles. Consequently, depending on the facts and circumstances, we could face criminal penalties if we knowingly receive individually identifiable health information from a HIPAA covered entity, business associate or subcontractor that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, in the future, we may maintain sensitive personally identifiable information, including health and genetic information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, we may be subject to various state laws regulating the use or disclosure of this information or requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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
Additionally, the collection and use of personal data, including data concerning health, in the EU is governed by the General Data Privacy Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU
entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals, as discussed below in “—
Processing of personal data is governed by restrictive laws and regulations in the jurisdictions in which we operate.”
Brexit may adversely impact our ability to obtain regulatory approvals for our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.
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
In 2020 and 2021 a number of companies announced receipt of Complete Response Letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing
COVID-19
pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval
inspection or an inspection of clinical sites is required and due to the ongoing
COVID-19
pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU Member States. Our failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
personal information).
For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. Further, in November 2020, California voters passed the California Privacy Rights Act (CPRA), which further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory authority dedicated to enforcing those requirements. While certain of our business activities will not be subject to these laws, it remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. In addition, other states, including Virginia and Colorado, already have passed similar state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. These laws also may require us to incur additional costs and expenses in an effort to comply before the laws become effective on January 1, 2023. Recent laws such as the Biometric Information Privacy Act in Illinois have also restricted the use of biometric information. Such laws and regulations require us to continuously review our data processing practices and policies, may cause us to incur substantial costs with respect to compliance.

In addition, outside of the U.S., we are subject to foreign rules and regulations. Many countries outside of the U.S. maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (EEA), and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. This provision expanded the scope of data protection in the EU to foreign companies who process the personal data of EU residents, imposed a strict data protection compliance regime with stringent penalties for noncompliance and included new rights for data subjects such as the “portability” of personal data. In particular, under the GDPR, fines of up to €20 million, or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. If we were found to be in breach of the GDPR, the potential penalties we might face could have a material adverse impact on our business, financial condition, results of operations, and cash flows. Compliance with the GDPR requires time and expense and may require us to make changes to our business operations.
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
As of June 30, 2022, we had 52 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.
We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.
As of June 30, 2022, we had 52 full-time employees, including 38 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, trade policies, treaties and tariffs.
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
Our success depends in large part on our ability to obtain and maintain protection of the intellectual property rights we own (either solely and jointly with others), or may in the future license from third parties (in particular, worldwide patents relating to any proprietary technology and product candidates we develop). To date, we have not yet obtained or exclusively in-licensed
any issued patents, and all of the patent applications that we own are at a very early stage of prosecution. Accordingly, unless and until any of our patent applications issue or we otherwise acquire rights in any issued patents, we must rely on trade secret protection and other intellectual property rights to prevent use of our inventions by others and protect our proprietary rights. We also seek to protect our proprietary position by filing patent applications in the U.S. and select other countries related to our technologies and product candidates that are important to our business and by in-licensing
intellectual property related to such technologies and product candidates. However, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, or the methods of use or manufacture of those products. If we are unable to obtain and maintain meaningful patent protection in jurisdictions important to our business for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, or other proprietary technologies our business, financial condition, results of operations and prospects could be adversely affected.
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

•	the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;

•	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the breach by the third-party contractors of our agreements with them;

•	the failure of the third party to manufacture our product candidates according to our specifications;

•	the failure of third-party contractors to comply with applicable regulatory requirements, including cGMPs;

•	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•
clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the misappropriation of our proprietary information, including our trade secrets and know-how.

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for general project management, in-person
oversight and for compliance with cGMP regulations for manufacturing both active pharmaceutical ingredients (API) and finished drug products. To date, we have obtained API and drug product for our product candidates from single-source third party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project
basis based on our development needs. As we advance our product candidates through development, we will consider our lack of redundant supply for the API and drug product for each of our product candidates to protect against any potential supply disruptions through the use of a safety stock strategy and/or contracting with additional suppliers. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.
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

•
the impact of any natural disasters, public health emergencies, such as the ongoing
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

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;

•	the timing and outcomes of preclinical studies and clinical trials for NVL-520 and NVL-655 and any product candidates from our discovery programs, or competing product candidates;

•	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;

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
NVL-655
or any of our discovery programs;

•
our ability to commercialize
NVL-520
or
NVL-655
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
As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, most recently due to the ongoing
COVID-19
pandemic and events around the ongoing military conflict between Russia and Ukraine, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to the evolving effects of the
COVID-19
pandemic, the military conflict between Russia and Ukraine or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Stock Option and Incentive Plan (the 2021 Plan), could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
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
Pursuant to our 2021 Plan, our management is authorized to grant stock options to our employees, directors and consultants. If the number of shares reserved under our 2021Plan is increased pursuant to the terms of our 2021 Plan, our stockholders may experience dilution, which could cause our stock price to fall.
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

We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2021, in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure our stockholders that we will not in the future identify material weaknesses. Material weaknesses may exist when we become required to report on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
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
Our third amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things, include:

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
Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of, or a claim based on, fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our third amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act (the Federal Forum Provision). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
as amended
(Registration No. 333-257730), which
was declared effective by the SEC on July 28, 2021. J.P. Morgan Securities LLC, Cowen and Company, LLC and Piper, Sandler & Co. acted as joint book-running managers for the offering. Each share of Class B common stock may be converted at any time into one share of Class A common stock at the option of its holder, subject to the ownership limitations provided for in our third amended and restated certificate of incorporation. The aggregate gross proceeds to us from our IPO, inclusive of the underwriters’ option to purchase additional shares, were $190.6 million.
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

As of June 30, 2022, we have used approximately $63.1 million of the net offering proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC pursuant to Rule 424(b)(4) under the Securities Act, on July 30, 2021.
Item 5. Other Information.
On August 10, 2022, we entered into a Sales Agreement (the Sales Agreement), with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent. Sales of our Class A common stock through Cowen may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. Cowen has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of our Class A common stock based upon our instructions. We are not obligated to make any sales of our Class A common stock under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to a registration statement on Form
S-3
and a prospectus relating to such offering to be filed with the SEC, after such time as such registration statement is declared effective by the SEC. We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement, and we have also provided Cowen with customary indemnification and contribution rights. The Sales Agreement includes customary termination provisions.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40671	3.1	8/2/2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40671	3.2	8/2/2021

10.1#	Amended and Restated 2021 Employee Stock Purchase Plan					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1+	Certification of Principal Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
+
These certifications are furnished with this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of such Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVALENT, INC.

Date: August 10, 2022	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)