Form 10-Q
period 2022-09-30
Nuvalent, Inc.
filed 2022-11-10
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-40671

NUVALENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5112298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Broadway, 14th Floor Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 357-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	NUVL	The Nasdaq Global Select Market

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

As of November 3, 2022, the registrant had 51,006,215 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (Quarterly Report) of Nuvalent, Inc. contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, among other things, statements about:

•
the initiation, timing, progress, results, and cost of our NVL-520, NVL-655 and NVL-330 programs, as well as our discovery programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our current and future programs;
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
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and other product candidates we may develop, including any potential patent term extensions for any patents, if issued, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•
estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;
•
the period over which we estimate our cash, cash equivalents and marketable securities and the proceeds from our follow-on public offering will be sufficient to fund our future operating expenses and capital expenditure requirements;
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
•
We are very early in our development efforts and our future prospects are substantially dependent on NVL-520, NVL-655 and NVL-330;
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
•
In addition to NVL-520, NVL-655 and NVL-330, our prospects depend in part upon discovering, developing and commercializing additional product candidates from our anaplastic lymphoma kinase (ALK) I1171X (X = N, S, or T) / D1203N (IXDN) and other discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability;
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
•
We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NUVALENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$76,313	$68,526
Marketable securities	163,751	219,585
Prepaid expenses and other current assets	5,181	2,517
Total current assets	245,245	290,628
Other assets	4,313	3,196
Total assets	$249,558	$293,824
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,620	$2,893
Accrued expenses	8,355	5,894
Total current liabilities	12,975	8,787
Total liabilities	12,975	8,787
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 43,057,073 shares and 42,862,175 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	371,398	363,483
Accumulated other comprehensive loss	(866)	(228)
Accumulated deficit	(133,954)	(78,223)
Total stockholders' equity	236,583	285,037
Total liabilities and stockholders' equity	$249,558	$293,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$14,625	$9,055	$40,876	$22,365
General and administrative	5,763	3,372	15,933	6,074
Total operating expenses	20,388	12,427	56,809	28,439
Loss from operations	(20,388)	(12,427)	(56,809)	(28,439)
Other income (expense):
Change in fair value of preferred stock tranche rights	—	—	—	(635)
Other income, net	672	1	1,078	25
Total other income (expense), net	672	1	1,078	(610)
Net loss	$(19,716)	$(12,426)	$(55,731)	$(29,049)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.39)	$(1.15)	$(2.26)
Weighted average shares of common stock outstanding, basic and diluted	48,410,514	32,066,089	48,338,580	12,858,574
Comprehensive loss:
Net loss	$(19,716)	$(12,426)	$(55,731)	$(29,049)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	266	(23)	(638)	(23)
Comprehensive loss	$(19,450)	$(12,449)	$(56,369)	$(29,072)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

								Accumulated
	Convertible		Class A		Class B		Additional	Other		Promissory	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Note from	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stockholder	Equity
Balances at December 31, 2021	—	$—	42,862,175	$4	5,435,254	$1	$363,483	$(228)	$(78,223)	$—	$285,037
Issuance of common stock upon exercise of stock options	—	—	16,572	—	—	—	13	—	—	—	13
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(791)	—	—	(791)
Stock-based compensation expense	—	—	—	—	—	—	2,205	—	—	—	2,205
Net loss	—	—	—	—	—	—	—	—	(17,549)	—	(17,549)
Balances at March 31, 2022	—	—	42,878,747	4	5,435,254	1	365,701	(1,019)	(95,772)	—	268,915
Issuance of common stock upon exercise of stock options	—	—	22,839	—	—	—	200	—	—	—	200
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(113)	—	—	(113)
Stock-based compensation expense	—	—	—	—	—	—	2,449	—	—	—	2,449
Net loss	—	—	—	—	—	—	—	—	(18,466)	—	(18,466)
Balances at June 30, 2022	—	—	42,901,586	4	5,435,254	1	368,350	(1,132)	(114,238)	—	252,985
Issuance of common stock upon exercise of stock options	—	—	155,487	—	—	—	394	—	—	—	394
Unrealized gains on marketable securities	—	—	—	—	—	—	—	266	—	—	266
Stock-based compensation expense	—	—	—	—	—	—	2,654	—	—	—	2,654
Net loss	—	—	—	—	—	—	—	—	(19,716)	—	(19,716)
Balances at September 30, 2022	—	$—	43,057,073	$4	5,435,254	$1	$371,398	$(866)	$(133,954)	$—	$236,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

								Accumulated
	Convertible		Class A		Class B		Additional	Other		Promissory	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Note from	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stockholder	Equity (Deficit)
Balances at December 31, 2020	89,945,206	$35,354	3,129,384	$—	—	$—	$842	$—	$(31,885)	$(280)	$(31,323)
Issuance of Series A convertible preferred stock	22,486,302	10,000	—	—	—	—	—	—	—	—	—
Conversion of note payable and accrued interest to Series A convertible preferred stock	5,025,604	2,815	—	—	—	—	—	—	—	—	—
Reclassification of preferred stock tranche rights upon settlement	—	2,592	—	—	—	—	—	—	—	—	—
Interest on promissory note from related stockholder party	—	—	—	—	—	—	—	—	—	(2)	(2)
Loss on extinguishment of debt	—	—	—	—	—	—	(580)	—	—	—	(580)
Stock-based compensation expense	—	—	—	—	—	—	65	—	—	—	65
Net loss	—	—	—	—	—	—	—	—	(6,785)	—	(6,785)
Balances at March 31, 2021	117,457,112	50,761	3,129,384	—	—	—	327	—	(38,670)	(282)	(38,625)
Issuance of Series B convertible preferred stock, net of issuance costs of $348	65,223,679	134,652	—	—	—	—	—	—	—	—	—
Interest on promissory note from related stockholder party	—	—	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation expense	—	—	—	—	—	—	725	—	—	—	725
Net loss	—	—	—	—	—	—	—	—	(9,838)	—	(9,838)
Balances at June 30, 2021	182,680,791	185,413	3,129,384	—	—	—	1,052	—	(48,508)	(284)	(47,740)
Conversion of preferred stock to common stock upon initial public offering	(182,680,791)	(185,413)	29,106,831	3	4,835,254	1	185,409	—	—	—	185,413
Issuance of common stock upon initial public offering, net of issuance costs of $3,020	—	—	10,612,500	1	600,000	—	174,249	—	—	—	174,250
Repayment of promissory note from related stockholder party	—	—	—	—	—	—	—	—	—	284	284
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(23)	—	—	(23)
Stock-based compensation expense	—	—	—	—	—	—	1,373	—	—	—	1,373
Net loss	—	—	—	—	—	—	—	—	(12,426)	—	(12,426)
Balances at September 30, 2021	—	$—	42,848,715	$4	5,435,254	$1	$362,083	$(23)	$(60,934)	$—	$301,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,731)	$(29,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of preferred stock tranche rights	—	635
Stock-based compensation expense	7,308	2,163
Non-cash interest income on promissory note	—	(4)
Net amortization of premiums on marketable securities	460	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(844)	(444)
Other assets	(1,117)	(2,834)
Accounts payable	1,727	909
Accrued expenses	1,005	1,578
Net cash used in operating activities	(47,192)	(27,045)
Cash flows from investing activities:
Purchases of marketable securities	(50,293)	(56,567)
Proceeds from sales and maturities of marketable securities	105,029	—
Net cash provided by (used in) investing activities	54,736	(56,567)
Cash flows from financing activities:
Payments of insurance costs financed by a third-party	(364)	(391)
Proceeds from issuance of common stock upon option exercise	607	—
Proceeds from repayment of promissory note to stockholder	—	284
Proceeds from issuance of convertible preferred stock and preferred stock tranche rights, net of issuance costs	—	144,652
Proceeds from initial public offering, net of underwriting discounts and commissions	—	177,270
Payments of initial public offering costs	—	(2,649)
Net cash provided by financing activities	243	319,166
Net increase in cash and cash equivalents	7,787	235,554
Cash and cash equivalents at beginning of period	68,526	10,332
Cash and cash equivalents at end of period	$76,313	$245,886
Supplemental disclosure of noncash financing information:
Settlement of notes payable and accrued interest for preferred stock	$—	$2,235
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$185,413
Insurance premium financed by a third-party	$1,820	$1,952
Loss on extinguishment of debt	$—	$580
Settlement of preferred stock tranche rights	$—	$2,592
Initial public offering costs in accounts payable	$—	$371

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

On November 3, 2022, the Company issued and sold 7,895,522 shares of Class A common stock, including the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock, in a follow-on public offering at a public offering price of $33.50 per share, resulting in proceeds of $248.6 million after underwriting discounts and commission but before deducting offering costs (see Note 10).

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

The Company has incurred recurring losses since inception, including net losses of $55.7 million for the nine months ended September 30, 2022, and $46.3 million for the year ended December 31, 2021. As of September 30, 2022, the Company had an accumulated deficit of $134.0 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

Unaudited interim financial information

The consolidated balance sheet at December 31, 2021, was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on file with the SEC. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2022, and results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The Company’s results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of September 30, 2022 and December 31, 2021, the Company maintained cash, cash equivalents and marketable securities balances in excess of federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
Unvested restricted common stock	—	21,129
Options to purchase common stock	6,577,891	4,748,605
	6,577,891	4,769,734

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

Recently adopted accounting pronouncements

Effective January 1, 2022, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Therefore, as of and for the year ended December 31, 2021, the Company’s consolidated financial statements continue to be presented in accordance with ASC Topic 840, the accounting standard originally in effect for such period. As of and for the nine months ended September 30, 2022, the Company’s consolidated financial statements are presented in accordance with ASC 842. The Company elected to use the transition package of three practical expedients, which among other things, allowed the Company to carry forward the historical lease classification. The Company elected, under ASC 842, the further practical expedient not to separate non-lease components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of 12 months or less off the balance sheet and to recognize payments for those leases on a straight-line basis over the lease term. As the Company’s only existing lease as of the adoption date was for office space with a term of less than 12 months, there was no impact to the Company’s consolidated financial statements on the date of adoption.

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

3. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$79,131	$—	$(105)	$79,026
Corporate bonds (due within one year)	50,010	—	(630)	49,380
Government securities (due within one year)	8,560	—	(61)	8,499
U.S. treasury securities (due within one year)	26,917	—	(71)	26,846
	$164,618	$—	$(867)	$163,751

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$121,156	$—	$(44)	$121,112
Corporate bonds (due within one year)	43,756	—	(60)	43,696
Government securities (due within one year)	4,583	—	(10)	4,573
U.S. treasury securities (due within one year)	10,056	—	(9)	10,047
Corporate bonds (due after one year through two years)	36,218	1	(99)	36,120
Government securities (due after one year through two years)	4,045	—	(8)	4,037
	$219,814	$1	$(230)	$219,585

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$75,309	$—	$—	$75,309
Marketable securities:
Commercial paper	—	79,026	—	79,026
Corporate bonds	—	49,380	—	49,380
Government securities	—	8,499	—	8,499
U.S. treasury securities	—	26,846	—	26,846
	$75,309	$163,751	$—	$239,060

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$67,522	$—	$—	$67,522
Marketable securities:
Commercial paper	—	121,112	—	121,112
Corporate bonds	—	79,816	—	79,816
Government securities	—	8,610	—	8,610
U.S. treasury securities	—	10,047	—	10,047
	$67,522	$219,585	$—	$287,107

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government securities and U.S. treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three and nine months ended September 30, 2022 and 2021, there were no transfers in or out of Level 3.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$3,017	$2,730
Accrued external research and development expenses	3,400	1,757
Accrued insurance	1,456	976
Other	482	431
	$8,355	$5,894

6. Stock-Based Compensation

2021 stock option and incentive plan

On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective on July 28, 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares of Class A common stock initially reserved for issuance under the 2021 Plan was 5,866,004, which was increased by 2,414,871 on January 1, 2022, and shall be further increased on each January 1 thereafter by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expired or are otherwise terminated (other than by exercise) under the 2021 Plan and the Company’s previously outstanding 2017 Stock Option and Grant Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of September 30, 2022, 5,818,734 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Employee Stock Purchase Plan, which became effective on July 28, 2021. The Company’s board of directors approved the amendment and restatement of the 2021 Employee Stock Purchase Plan in its entirety on June 16, 2022 (as amended and restated, the “ESPP”). A total of 473,064 shares of Class A common stock were reserved for issuance under the ESPP. In addition, the number of shares of Class A common stock that may be issued under the ESPP automatically increased by 473,064 shares on January 1, 2022, and will automatically increase on each January thereafter through January 1, 2031, by the least of (i) 473,064 shares of Class A common stock, (ii) 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the ESPP. As of September 30, 2022, no offering periods have commenced under the ESPP and 946,128 shares of Class A common stock remained available for issuance.

Option grants

During the nine months ended September 30, 2022, the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 2,010,010 shares of common stock with a total grant-date fair value of $22.6 million.

Stock-based compensation

The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$1,019	$476	$2,985	$786
General and administrative expenses	1,635	897	4,323	1,377
	$2,654	$1,373	$7,308	$2,163

As of September 30, 2022, total unrecognized compensation cost related to common stock options and unvested restricted stock was $31.2 million, which is expected to be recognized over a weighted average period of 2.9 years.

7. Commitments and Contingencies

Leases

The Company leases office space pursuant to a month-to month lease and as such categorizes all of its lease expense as short-term lease cost. During the three months ended September 30, 2022, the Company recorded short-term lease costs of less than $0.1 million.
During the nine months ended September 30, 2022, the Company recorded short-term lease costs of $0.1 million.

Revenue share

The Company has revenue sharing agreements with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”) and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for this liability at fair value with changes recognized in the consolidated statements of operations and comprehensive loss. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to either of the revenue sharing agreements at inception and at September 30, 2022 and December 31, 2021. The Company currently does not have any net sales and as a result has paid no amounts under these obligations nor has the Company accrued any liability as of September 30, 2022 and December 31, 2021.

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

8. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. In September 2021, the Company adopted a match program for employee contributions to the 401(k) Plan up to a maximum of six percent of the employee’s salary for the year ended December 31, 2022. For each of the three and nine months ended September 30, 2022, the Company recorded expense of $0.2 million and $0.5 million, respectively, related to these matching contributions. There was no discretionary match made under the 401(k) Plan for the three and nine months ended September 30, 2021.

9. Related Parties

The Company had issued certain promissory notes to Deerfield, an investor in the Company. In February 2021, the promissory notes and accrued interest were converted to Series A convertible preferred stock.

The Company is obligated to pay low single digit percentage rates of net sales of certain commercial products to Deerfield and its scientific founder. As of September 30, 2022 and December 31, 2021, no products have been commercialized and no amounts have been paid or become due (see Note 7).

In February 2017, the Company entered into a three-year consulting agreement with the scientific founder of the Company who is also a board member and a stockholder. The consulting agreement between the scientific founder and the Company continues at will. During the three months ended September 30, 2022 and 2021, the Company paid the scientific founder $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company paid the scientific founder $0.2 million and $0.3 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had less than $0.1 million in accounts payable to the scientific founder.

10. Subsequent Events

On October 31, 2022, the Company and Cowen and Company, LLC (“Cowen”) entered into an Amendment No. 1 to the Sales Agreement, dated as of August 10, 2022, between the Company and Cowen (the “Sales Agreement Amendment”) pursuant to which the Company may offer and sell shares of Class A common stock from time to time through Cowen in an “at the market offering” (the

“ATM Facility”). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that the Company may sell under the ATM Facility to $135.0 million.

On November 3, 2022, the Company issued and sold 7,895,522 shares of Class A common stock, including the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock, in a follow-on public offering at a public offering price of $33.50 per share, resulting in proceeds of $248.6 million after underwriting discounts and commission but before deducting offering costs.

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

Overview

We are a clinical stage biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer. We leverage our team’s deep expertise in chemistry and structure-based drug design to develop innovative small molecules that are designed with the aim to overcome the limitations of existing therapies for “clinically proven” kinase targets, or those kinase targets for which others have developed established, approved therapies that are used in the clinical setting. By addressing the limitations of existing therapies, we believe our programs have the potential to drive deeper, more durable responses with minimal adverse events. We believe these potential benefits will support opportunities for clinical utility earlier in the treatment paradigm.

We focus our discovery and development efforts on small molecule inhibitors of kinases, a class of cellular targets that can play a central role in cancer growth and proliferation. In particular, we focus on clinically proven kinase targets. Currently available kinase inhibitors face multiple limitations, which can include (i) kinase resistance, or the emergence of new mutations in the kinase target that can enable resistance to existing therapies, (ii) kinase selectivity, or the potential for existing therapies to inhibit other structurally similar kinase targets and lead to off-target adverse events, and (iii) limited brain penetrance, or the ability for the therapy to treat disease that has spread or metastasized to the brain. By prioritizing target selectivity, we believe our drug candidates have the potential to overcome resistance, avoid dose-limiting off-target adverse events, address brain metastases, and drive more durable responses.

We are advancing a robust pipeline of product candidates with parallel lead programs in cancers driven by genomic alterations in ROS proto-oncogene 1 (ROS1) and ALK (i.e., ROS1-positive and ALK-positive, respectively), a new program in cancers driven by genomic alterations in human epidermal growth factor receptor 2 (HER2), along with multiple discovery-stage research programs. We hold worldwide development and commercialization rights to our product candidates.

NVL-520

Our first lead product candidate, NVL-520, is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, central nervous system (CNS)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (TKIs). Preclinical data has shown that NVL-520 was brain-penetrant, inhibited wild-type ROS1 fusions, remained active in the presence of mutations conferring resistance to approved and investigational ROS1 inhibitors, and displayed strong selectivity for both wild-type ROS1 and its resistance variants as compared to the structurally related tropomyosin receptor kinase B (TRKB), thereby indicating the potential to minimize the off-target TRKB-related CNS adverse events.

We are currently enrolling patients in the ongoing Phase 1 portion of our ARROS-1 clinical trial, a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-520 as an oral monotherapy in patients with advanced ROS1-positive non-small cell lung cancer (NSCLC) and other solid tumors. ARROS-1 is comprised of two study phases, beginning with a Phase 1 dose-escalation portion to evaluate the safety, tolerability and recommended Phase 2 dose (RP2D) of NVL-520 in patients with advanced ROS1-positive NSCLC or other solid tumors who have received at least one prior ROS1 TKI or any prior therapy, respectively. Other Phase 1 objectives include characterizing the pharmacokinetic profile and evaluating preliminary anti-tumor activity of NVL-520. Once the RP2D is determined, the study may transition directly into a Phase 2 portion designed to evaluate the RP2D in patients with advanced ROS1-positive NSCLC and other solid tumors and to support potential registration of NVL-520 in both ROS1-positive patients with NSCLC who are TKI-naïve and who have been previously treated with ROS1 kinase inhibitors.

We recently announced preliminary data from the Phase 1 dose-escalation portion of the ARROS-1 clinical trial.

The preliminary dose-escalation data were based on an enrollment cut-off date of September 1, 2022, and a data cut-off date of September 13, 2022. Thirty-five patients were enrolled, of which 34 patients had confirmed ROS1-positive NSCLC and 51% (18/35) had a history of CNS metastases.

The patient population was heavily pre-treated:

•
77% (27/35) had received three or more prior lines of anti-cancer therapy;
•
71% (25/35) had two or more prior ROS1 TKIs and one or more lines of chemotherapy; and
•
80% (28/35) had received a ROS1 TKI other than crizotinib or entrectinib, including lorlatinib (57%, 20/35) or repotrectinib (34%, 12/35).

Patients were treated with NVL-520 across five evaluated dose levels ranging from 25 mg once daily (QD) to 125 mg QD, and preliminary safety and pharmacokinetics of NVL-520 were evaluated as of the data cut-off date. Key findings as of the data cut-off date include:

•
NVL-520 demonstrated exposure above all target efficacy thresholds (ROS1 wild type and ROS1 G2032R in both the periphery and in the CNS).
•
Favorable pharmacokinetics and low intra-cohort patient pharmacokinetic variability were observed, with exposure increasing with increasing dose level and half-life supportive of once daily dosing.
•
No dose-limiting toxicities, treatment-related serious adverse events, treatment-related dizziness, or adverse events leading to dose reduction or discontinuation were observed as of the data cut-off date in the 35 patients enrolled.
•
Most treatment-related adverse events (TRAEs) were low-grade and manageable, with the most frequent TRAE being grade 1 fatigue reported in 11% (4/35) of patients.

As of the data cut-off date, 21 patients with NSCLC were response-evaluable by investigator assessment with duration of treatment ranging from one to more than eight months (median 3.6 months). Objective responses (RECIST 1.1) were observed across all dose levels evaluated, including in:

•
Heavily pre-treated patients: Partial Responses (PRs) were observed in 48% (10/21) of all response-evaluable patients, with 76% (16/21) continuing on treatment. Responses were observed in 53% (9/17) of patients who received two or more prior TKIs and one or more prior lines of chemotherapy, in 50% (9/18) of patients previously treated with lorlatinib or repotrectinib, and across all dose levels evaluated.
•
Patients with ROS1 G2032R resistance mutation: Of nine patients with known ROS1 G2032R resistance mutation, responses were observed in 78% (7/9), including in two of three patients previously treated with repotrectinib, and tumor shrinkage was observed in 100% (9/9). Notably, complete clearance of G2032R allele was observed in all seven patients with G2032R detected on central ctDNA analysis.
•
Patients with CNS metastases: Intracranial PRs were observed in 100% (3/3) patients with measurable (>10 mm) CNS metastases. Responses were observed in 73% (8/11) of patients with a history of CNS metastases, and no CNS progression was observed in any of the 35 treated patients.

As of the data cut-off date, 76% (16/21) of response-evaluable patients continued on NVL-520 treatment. Enrollment in the Phase 1 portion of the trial is ongoing.

NVL-655

Our second lead product candidate, NVL-655, is a brain-penetrant ALK-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of first-, second-, and third-generation ALK inhibitors. Preclinical data has shown that NVL-655 was brain-penetrant, inhibited wild-type ALK fusions, remained active in the presence of mutations conferring resistance to approved and investigational ALK inhibitors, and displayed strong selectivity for both wild-type ALK and its resistance variants as compared to the structurally related TRKB, thereby indicating the potential to minimize off-target TRKB-related CNS adverse events.

We also announced new preclinical data for NVL-655 further characterizing its preclinical profile in TKI-resistant models of ALK-positive cancers harboring single and compound ALK resistance mutations. Notably, NVL-655 induced regression in an in vivo model derived from a patient with ALK fusion-positive NSCLC harboring G1202R/L1196M compound mutation after disease progression on sequential crizotinib, alectinib and lorlatinib treatment.

We are currently enrolling patients in the ongoing Phase 1 portion of our ALKOVE-1 clinical trial, a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-655 as an oral monotherapy in patients with advanced

ALK-positive NSCLC and other solid tumors. In June 2022, we announced that the first patient was dosed with NVL-655 in the ALKOVE-1 trial. ALKOVE-1 is comprised of two study phases, beginning with a Phase 1 dose-escalation portion to evaluate the safety, tolerability and RP2D of NVL-655 in patients with advanced ALK-positive NSCLC or other solid tumors who have received at least one prior ALK TKI or at least one prior systemic anticancer therapy, respectively. Other Phase 1 objectives include characterizing the pharmacokinetic profile and evaluating preliminary anti-tumor activity of NVL-655. Once the RP2D is determined, the study may transition directly into a Phase 2 portion designed to evaluate the preliminary activity of NVL-655 in various cohorts of ALK-positive NSCLC patients and patients with other solid tumors, with the potential to expand cohort sizes further into potentially registrational cohorts in collaboration with the FDA.

NVL-330

In September 2022, we announced the nomination of our newest product candidate, NVL-330, a brain-penetrant HER2-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2ex20, avoiding treatment-limiting adverse events due to off-target inhibition of wild-type EGFR, and treating brain metastases. HER2ex20 are oncogenic driver mutations in an estimated 1-3% of NSCLC, yet there are limited therapeutic options targeting these mutations.

In addition, we announced preliminary preclinical data demonstrating that NVL-330 potently inhibited HER2ex20 in cell-based assays and was highly selective for HER2ex20 over the structurally related wild-type EGFR. This selectivity is a critical aspect of NVL-330’s design given that inhibition of wild-type EGFR is associated with dose-limiting side effects including skin rash and gastrointestinal toxicity.

Furthermore, the demonstrated preclinical brain penetrance and intracranial activity of NVL-330 suggests the potential for treating or preventing brain metastases. Brain metastases are present at diagnosis in an estimated 19% of HER2 mutant-positive NSCLC patients, and more patients will develop them during treatment.

Other Candidates

In addition to our lead programs and our new HER2ex20 development program, we have prioritized a number of additional small molecule research programs following an assessment of medical need, including an ALK IXDN program designed with the aim to address emerging compound resistance mutations. Research for these programs is ongoing. We do not expect to nominate any further drug candidates for these programs in 2022.

Since commencing significant operations in 2018, we have focused substantially all of our efforts and financial resources on research and development activities for our programs, including NVL-520, NVL-655 and NVL-330, establishing and maintaining our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated revenue from product sales or any other source.

On August 2, 2021, we completed an initial public offering (IPO) of our common stock pursuant to which we issued and sold 10,612,500 shares of Class A common stock and 600,000 shares of Class B common stock, including the exercise in full by the underwriters of their option to purchase 1,462,500 additional shares of Class A common stock, at a public offering price of $17.00 per share. We received net proceeds of approximately $174.3 million after deducting underwriting discounts and commissions and offering costs. Prior to the IPO, we funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018) and debt financing from stockholders (which was settled in convertible preferred stock in February 2021). On November 3, 2022, we issued and sold 7,895,522 shares of Class A common stock, including the exercise in full by the underwriters of their option to purchase additional shares of Class A common stock, in a follow-on public offering at a public offering price of $33.50 per share, resulting in proceeds of $248.6 million after underwriting discounts and commission but before deducting offering costs.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $55.7 million for the nine months ended September 30, 2022, and $46.3 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $134.0 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

•
continue to advance our parallel lead programs, NVL-520 and NVL-655, in clinical development;
•
continue to advance our newly nominated program, NVL-330, in preclinical development;

•
advance the development of our discovery programs, including our ALK IXDN program;
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
•
operate as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company.

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

We believe that our cash, cash equivalents and marketable securities, including the proceeds from our follow-on public offering in November 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. Our cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. See “—Liquidity and Capital Resources.”

The global COVID-19 pandemic and other significant geopolitical factors, including the ongoing military conflict between Russia and Ukraine, continue to rapidly evolve. The extent of the impact of these events on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including their impact on our development activities, clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as their impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of these events is highly uncertain and subject to change. We will continue to monitor these situations and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic and other significant geopolitical factors may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, and on our ability to initiate and conduct clinical trials in the timelines we expect, remains uncertain.

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

We expect that our research and development expenses will increase substantially as we continue to advance NVL-520 and NVL-655 in clinical development, advance NVL-330 in preclinical development, and expand our discovery, research and preclinical activities in the near term and in the future. Although we are currently enrolling patients in the Phase 1 portions of our ARROS-1 and ALKOVE-1 clinical trials, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the timing and progress of development activities relating to NVL-520, NVL-655, NVL-330 and any future product candidates from our ALK IXDN and other discovery programs, including any additional costs that may result from delays in enrollment or other factors;
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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$14,625	$9,055	$5,570
General and administrative	5,763	3,372	2,391
Total operating expenses	20,388	12,427	7,961
Loss from operations	(20,388)	(12,427)	(7,961)
Other income (expense):
Other income, net	672	1	671
Total other income, net	672	1	671
Net loss	$(19,716)	$(12,426)	$(7,290)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
NVL-520	$5,255	$3,019	$2,236
NVL-655	1,913	1,086	827
Discovery programs	2,743	2,098	645
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	4,412	2,801	1,611
Other	302	51	251
Total research and development expenses	$14,625	$9,055	$5,570

Research and development expenses were $14.6 million for the three months ended September 30, 2022, compared to $9.1 million for the three months ended September 30, 2021. The increase in direct research and development expenses related to NVL-520 of $2.2 million was primarily due to increased clinical and manufacturing costs as we progressed NVL-520 into the Phase 1 portion of our ARROS-1 clinical trial. The increase in direct research and development expenses related to NVL-655 of $0.8 million was primarily due to an increase in clinical and manufacturing costs as we progressed NVL-655 into the Phase 1 portion of our ALKOVE-1 clinical trial. The increase in direct research and development expenses related to our discovery programs of $0.6 million was primarily due to progress of our discovery programs. The increase in personnel-related expenses of $1.6 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended September 30, 2022 and 2021, included stock-based compensation expense of $1.0 million and $0.5 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$3,155	$1,955	$1,200
Professional and consultant fees	1,173	599	574
Other	1,435	818	617
Total general and administrative expenses	$5,763	$3,372	$2,391

General and administrative expenses for the three months ended September 30, 2022, were $5.8 million compared to $3.4 million for the three months ended September 30, 2021. The increase in personnel-related expenses of $1.2 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended September 30, 2022 and 2021, included stock-based compensation expense of $1.6 million and $0.9 million, respectively. The increase in professional and consultant fees of $0.6 million was primarily due to increased accounting fees. The increase in other of $0.6 million was due to increased insurance and other costs associated with operating as a public company and to support our growing organization.

Other income (expense)

Other income, net consisted primarily of interest income for the three months ended September 30, 2022, resulting from investing our cash balances. Other income, net was not significant for the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$40,876	$22,365	$18,511
General and administrative	15,933	6,074	9,859
Total operating expenses	56,809	28,439	28,370
Loss from operations	(56,809)	(28,439)	(28,370)
Other income (expense):
Change in fair value of preferred stock tranche rights	—	(635)	635
Other income, net	1,078	25	1,053
Total other income (expense), net	1,078	(610)	1,688
Net loss	$(55,731)	$(29,049)	$(26,682)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
NVL-520	$14,334	$7,277	$7,057
NVL-655	5,936	4,258	1,678
Discovery programs	7,611	4,975	2,636
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	12,005	5,359	6,646
Other	990	496	494
Total research and development expenses	$40,876	$22,365	$18,511

Research and development expenses were $40.9 million for the nine months ended September 30, 2022, compared to $22.4 million for the nine months ended September 30, 2021. The increase in direct research and development expenses related to NVL-520 of $7.1 million was primarily due to increased manufacturing and clinical costs as we progressed NVL-520 into the Phase 1 portion of our ARROS-1 clinical trial. The increase in direct research and development expenses related to NVL-655 of $1.7 million was primarily due to increased clinical costs as we progressed NVL-655 into the Phase 1 portion of our ALKOVE-1 clinical trial. The increase in direct research and development expenses related to our discovery programs of $2.6 million was primarily due to progress of our discovery programs. The increase in personnel-related expenses of $6.6 million was primarily due to an increase in headcount. Personnel-related expenses for the nine months ended September 30, 2022 and 2021, included stock-based compensation expense of $3.0 million and $0.8 million, respectively. The increase in other of $0.5 million is due to costs to support our growing research and development function.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$8,631	$3,038	$5,593
Professional and consultant fees	2,988	1,838	1,150
Other	4,314	1,198	3,116
Total general and administrative expenses	$15,933	$6,074	$9,859

General and administrative expenses for the nine months ended September 30, 2022, were $15.9 million compared to $6.1 million for the nine months ended September 30, 2021. The increase in personnel-related expenses of $5.6 million was primarily due to an increase in headcount. Personnel-related expenses for the nine months ended September 30, 2022 and 2021, included stock-based compensation expense of $4.3 million and $1.4 million, respectively. The increase in professional and consultant fees of $1.2 million was primarily due to increased accounting, audit and legal fees. The increase in other of $3.1 million was primarily due to increased insurance and other costs associated with operating as a public company and to support our growing organization.

Other income (expense)

Change in fair value of preferred stock tranche rights

The change in the fair value of the Series A Tranche Rights for the nine months ended September 30, 2021, was primarily due to the change in the fair value of our Series A convertible preferred stock during that period. All Series A Tranche Rights were settled by March 31, 2021.

Other income, net

Other income, net consisted primarily of interest income for the nine months ended September 30, 2022, resulting from investing our cash balances. Other income, net was not significant for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through September 30, 2022, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders and our IPO. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $240.1 million.

On August 10, 2022, we entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. As of September 30, 2022, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement. On October 31, 2022, we entered into an Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that the Company may sell under the ATM Facility to $135.0 million.

On November 3, 2022, we received proceeds of $248.6 million after underwriting discounts and commission but before deducting offering costs from our follow-on public offering.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(47,192)	$(27,045)
Net cash provided by (used in) investing activities	54,736	(56,567)
Net cash provided by financing activities	243	319,166
Net increase in cash and cash equivalents	$7,787	$235,554

Operating activities

During the nine months ended September 30, 2022, operating activities used $47.2 million of cash, resulting from our net loss of $55.7 million, partially offset by net non-cash charges of $7.8 million and by net cash provided by changes in our operating assets and liabilities of $0.8 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2022, consisted primarily of an increase in accounts payable and accrued expenses of $2.7 million, partially offset by an increase in other assets and prepaid expenses and other current assets of $1.1 million and $0.8 million, respectively.

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

Investing activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $54.7 million, due to proceeds from sales and maturities of marketable securities of $105.0 million, partially offset by purchases of marketable securities of $50.3 million.

During the nine months ended September 30, 2021, net cash used in investing activities was $56.6 million, due to purchases of marketable securities.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.2 million, consisting of proceeds from the exercise of common stock options of $0.6 million, partially offset by payments of insurance costs financed by a third-party.

During the nine months ended September 30, 2021, net cash provided by financing activities was $319.2 million, consisting of proceeds from our IPO, net of underwriting discounts and commissions of $177.3 million and proceeds from the issuance of our Series A and Series B convertible preferred stock of $144.7 million, partially offset by payment of IPO costs of $2.6 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical and clinical activities and clinical trials for our product candidates in development. In addition, we expect to continue to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our discovery programs and product candidates, including the advancement of NVL-520, NVL-655 and NVL-330 throughout clinical development;

•
the clinical development plans we establish for our product candidates, including NVL-520, NVL-655 and NVL-330;
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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $240.1 million. On November 3, 2022, we received proceeds of $248.6 million after underwriting discounts and commission but before deducting offering costs. We expect that our cash, cash equivalents and marketable securities, including the proceeds from our follow-on public offering in November 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. Our cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

During the three and nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2021 Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2022, we were not party to any material legal proceedings.

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

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in January 2017 and commenced significant operations in 2018, have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to NVL-520, our ROS1-selective inhibitor, NVL-655, our ALK-selective inhibitor, NVL-330, our HER2-selective inhibitor, and our ALK IXDN and other discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $55.7 million for the nine months ended September 30, 2022, and $46.3 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $134.0 million. We are still in the early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and our patient-driven approach to develop our product candidates. Our business depends significantly on the success of our approach and the development and commercialization of the product candidates that we discover with this approach. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of NVL-520, NVL-655, NVL-330 and any future product candidates from our ALK IXDN and other discovery programs, and any other future programs;
•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of NVL-520, NVL-655, NVL-330 and any future product candidates from our ALK IXDN and other current or future discovery programs;
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
•
commercial acceptance of our product candidates by patients, the medical community and third-party payors, including the willingness of physicians to use our product candidates, if approved, in lieu of (or as a second-line, third-line or later treatment in conjunction with) other approved therapies;
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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We have initiated Phase 1/2 clinical trials for our parallel lead programs, NVL-520 and NVL-655. We have not yet received clearance to begin clinical trials for any of our other product candidates, including NVL-330, and we are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We also continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of the date of this Quarterly Report, including the proceeds from our follow-on public offering in November 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. Advancing the development of NVL-520, NVL-655, NVL-330 and our ALK IXDN and other discovery programs will require a significant amount of capital. Our cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks related to the discovery, development and commercialization of our product candidates

We are very early in our development efforts and our future prospects are substantially dependent on NVL-520, NVL-655 and NVL-330. If we are unable to advance these product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. We have initiated Phase 1/2 clinical trials for NVL-520 and NVL-655. All of our other product candidates, including NVL-330, are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful preclinical and clinical development and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of NVL-520, NVL-655 and NVL-330 will depend on several factors, including the following:

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

Before obtaining marketing approval from the FDA of NVL-520, NVL-655 or NVL-330 or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We have initiated Phase 1/2 clinical trials for NVL-520 and NVL-655. IND submission must become effective prior to initiating any clinical trials in the U.S. for NVL-330 or any of our future product candidates.

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

The results of preclinical studies may not be predictive of the results of clinical trials of our product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal studies or of human trials, due to the inherent biologic differences in species, the differences between testing conditions in animal studies and human trials, and the particular goals, purposes, and designs of the relevant studies and trials. We have, for example, observed preclinical CNS activity of NVL-520, NVL-655 and NVL-330 in studies with rats and mice. These studies may or may not be predictive of CNS penetrance and activity of NVL-520, NVL-655 or NVL-330 in human trials. Similarly, certain of our hypotheses regarding the potential clinical and therapeutic benefits of NVL-520, NVL-655 and NVL-330 compared to other products or molecules in development are based on observations from our preclinical studies, and results from such preclinical studies are not necessarily predictive of the results of later preclinical studies or clinical trials.

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

In addition to NVL-520, NVL-655 and NVL-330, our prospects depend in part upon discovering, developing and commercializing additional product candidates from our ALK IXDN and other discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize NVL-520, NVL-655, NVL-330 and future product candidates from our ALK IXDN and other discovery programs. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

A key element of our strategy, which is unproven, is to use and expand our expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery of and initiation of clinical development of NVL-520 and NVL-655, and preclinical development of NVL-330, such product candidates, and any other product candidates we may develop may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. For example, we may not be successful in identifying genomic alterations that are oncogenic and are targeted for patient populations that result in sufficient enrollment size or present attractive commercial opportunities. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which would result in significant harm to our financial position and adversely affect our business.

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

We have submitted INDs for NVL-520 and NVL-655 to the FDA, and the FDA has confirmed that clinical investigation of both may proceed. We have initiated Phase 1/2 clinical trials for NVL-520 and NVL-655. However, we may not be able to submit INDs for NVL-330 or any future product candidates on the timelines we expect or such submissions may not take effect on the timeline that we anticipate or at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs, CTAs or comparable applications on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

We have never commercialized a product candidate as a company before and currently lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

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

The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials and preclinical studies. National, state and local governments have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns and other measures. While these restrictions have begun to ease, they have disrupted normal business operations and had significant negative impacts on businesses and financial markets worldwide. As the ongoing COVID-19 pandemic continues and new variants of the virus continue to emerge, we may experience disruptions that could severely impact our business and clinical trials, including:

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
•
limitations in resources that would otherwise be focused on the conduct of our business, our preclinical studies or our clinical trials;
•
delays in receiving approval from regulatory authorities to initiate our clinical trials;
•
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials; and

•
refusal of the FDA, EMA or other regulatory authorities to accept data from clinical trials in affected geographies outside of their respective jurisdictions.

We are continuing to assess our ability to effectively conduct our business operations during the COVID-19 pandemic and there can be no assurance that we will be able to avoid a material impact due to COVID-19 or its consequences, including disruption to our business specifically or downturns in business sentiment generally or in our industry.

Additionally, certain third parties may experience shutdowns or continued business disruptions, which could limit our ability to conduct our business in the manner and on the timelines presently planned. For example, as a result of the COVID-19 pandemic, there could be delays in the procurement of materials or manufacturing supply chain for one or more of our product candidates, which could delay or otherwise impact our preclinical studies and our clinical trials. It is also possible that the disproportionate impact of COVID-19 on hospitals and clinical sites could have an impact on recruitment and retention for our clinical trials. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays. CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these adjustments may not be effective, may increase costs, and may have negative effects on the enrollment, progress and completion of these trials and the findings from these trials.

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

The global outbreak of COVID-19 continues to evolve. While the extent of the impact of the continued COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent the ongoing COVID-19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

We have limited resources and are currently focusing our efforts on the development of NVL-520, NVL-655 and NVL-330 in particular indications and advancing our discovery programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing our resources and efforts on our lead product candidates, NVL-520 and NVL-655, for advanced ROS1-positive NSCLC and other solid tumors and advanced ALK-positive NSCLC and other solid tumors, respectively, on our NVL-330 product candidate, and on advancing our discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for NVL-520, NVL-655, NVL-330 and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for NVL-520, NVL-655, NVL-330 and any future product candidates we identify through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

For NVL-520, there are currently two ROS1-targeted kinase inhibitors approved for use in first-line, TKI naïve ROS1-positive NSCLC: crizotinib and entrectinib. Ceritinib and lorlatinib are also recommended for use in ROS1-positive NSCLC patients according to the National Comprehensive Cancer Network guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC, and has demonstrated CNS activity as reported in its prescribing information. Repotrectinib is a dual TRK/ROS1 inhibitor that is in development and has demonstrated clinical activity in ROS1-positive NSCLC patients but also retains potent TRK inhibition at clinically relevant concentrations. AnHeart Therapeutics’ taletrectinib is a dual TRK/ROS1 inhibitor and is in development for patients with ROS1-positive NSCLC.

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

For NVL-330, there is currently one approved antibody-drug conjugate for the treatment of HER2 Exon 20 mutation-positive NSCLC: fam-trastuzumab deruxtecan-nxki. There are no kinase inhibitors approved for this patient population. Spectrum Pharmaceuticals, Inc. has submitted a new drug application that is currently under FDA review for the HER2-inhibitor poziotinib for patients with HER2 Exon 20 mutation-positive NSCLC. Other kinase inhibitors in development for patients with HER2 Exon 20 mutant-positive NSCLC include Shanghai Hengrui Pharmaceutical Co., Ltd.’s pyrotinib and Boehringer Ingelheim Pharmaceuticals, Inc.’s BI-1810631.

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

We plan to initially seek approval of NVL-520, NVL-655, NVL-330 and any other future product candidates in most instances for previously treated patients with advanced or metastatic cancer where at least one prior therapy has limited clinical benefit or where tumors have developed resistance to such therapy. For those product candidates that prove to be sufficiently safe and effective, if any, we would potentially expect to seek approval ultimately as a first line TKI therapy. There is no guarantee that our product candidates, even if approved for previously treated patients would be approved for an earlier line of therapy, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

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

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. For example, former President Trump previously signed executive orders aimed at lowering prescription drug prices. Such other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see “— Current and future legislation may increase the difficulty and cost for us to obtain reimbursement for our product candidates;” and “— The prices of prescription pharmaceuticals in the U.S. and foreign jurisdictions are the subject of considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed for marketing.”

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). Since enactment of the PPACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the Tax Act), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Other legislative changes have been adopted since the PPACA was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. In addition, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Additionally, the collection and use of personal data, including data concerning health, in the EU is governed by the General Data Privacy Regulation (GDPR), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals, as discussed below in “—Processing of personal data is governed by restrictive laws and regulations in the jurisdictions in which we operate.”

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we are able to obtain marketing approval. Any arrangements we have with healthcare providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we conduct clinical research, market, sell and distribute any products for which we obtain marketing approval. These include the following:

•
Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward or in return for, either the referral of an individual for or the purchase, lease or order of a good, facility, item or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid.
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

As of September 30, 2022, we had 57 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2022, we had 57 full-time employees, including 42 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;
•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for NVL-520, NVL-655, NVL-330 and our other programs, while complying with any contractual obligations to contractors and other third parties;
•
managing increasing operational and managerial complexity; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize NVL-520, NVL-655, NVL-330 and any future product candidates developed from our ALK IXDN and other discovery programs and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize NVL-520, NVL-655, NVL-330 or any future product candidate from our programs and any of our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.

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

If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our discovery programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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
•
developments or disputes concerning our patent applications, patents, if issued, or other proprietary rights;
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
•
the timing and outcomes of preclinical studies and clinical trials for NVL-520, NVL-655, NVL-330 and any product candidates from our discovery programs, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with NVL-520, NVL-655, NVL-330 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of NVL-520, NVL-655, NVL-330 or product candidates from any of our discovery programs;
•
the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with NVL-520, NVL-655, NVL-330 or any of our discovery programs;
•
our ability to commercialize NVL-520, NVL-655, NVL-330 or product candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
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

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years due to the ongoing COVID-19 pandemic, events around the ongoing military conflict between Russia and Ukraine, and other market-influencing developments, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to the evolving effects of the COVID-19 pandemic, the military conflict between Russia and Ukraine or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse event on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Pursuant to our 2021 Plan, our management is authorized to grant stock options to our employees, directors and consultants. If the number of shares reserved under our 2021 Plan is increased pursuant to the terms of our 2021 Plan, our stockholders may experience dilution, which could cause our stock price to fall.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. For example, on November 3, 2022, we issued and sold 7,895,522 shares of Class A common stock in a follow-on public offering. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through future strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

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

As of September 30, 2022, we have used approximately $110.3 million of the net offering proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC pursuant to Rule 424(b)(4) under the Securities Act, on July 30, 2021.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40671	3.1	8/2/2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-40671	3.2	8/2/2021

10.1	Sales Agreement, dated as of August 10, 2022, by and between the Registrant and Cowen and Company, LLC	S-3	333-266731	1.2	8/10/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1+	Certification of Principal Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NUVALENT, INC.

Date: November 10, 2022	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)