Form 10-K
period 2022-12-31
Nuvalent, Inc.
filed 2023-03-16
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was a closing price of $13.56 per share on June 30, 2022, as reported on the Nasdaq Global Market, the aggregate market value of its Class A common stock and Class B common stock held by non-affiliates was approximately $239.2 million.

As of February 28, 2023, there were 51,269,499 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 5,435,254 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Nuvalent, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (Annual Report) of Nuvalent, Inc. contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report include, among other things, statements about:

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
•
our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs and from one indication to other indications;
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
•
the effect of global geopolitical developments, including without limitation the ongoing COVID-19 pandemic and military conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “expect,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” “aim” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. If one or more of these risks or uncertainties were to occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission (the SEC) completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

•
We are early in our development efforts, have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability;
•
We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future;
•
We are early in our development efforts and our future prospects are substantially dependent on NVL-520, NVL-655 and NVL-330;
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
•
In addition to NVL-520, NVL-655 and NVL-330, our prospects depend in part upon discovering, developing and commercializing additional product candidates from our discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability;
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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical stage biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer. We leverage our team’s deep expertise in chemistry and structure-based drug design to develop innovative small molecules that are designed with the aim to overcome the limitations of existing therapies for “clinically proven” kinase targets.

Limitations faced by currently available kinase inhibitors can include (i) kinase resistance, or the emergence of new mutations in the kinase target that can enable resistance to existing therapies, (ii) kinase selectivity, or the potential for existing therapies to inhibit other structurally similar kinase targets and lead to off-target adverse events, and (iii) limited brain penetrance, or the ability for the therapy to treat disease that has spread or metastasized to the brain. By prioritizing target selectivity, we believe our drug candidates have the potential to overcome resistance, avoid dose-limiting off-target adverse events, address brain metastases, and drive more durable responses. This may result in the potential to drive deeper, more durable responses with minimal adverse events, and we believe these potential benefits may support opportunities for clinical utility earlier in the treatment paradigm.

NVL-520

Our first lead product candidate, NVL-520, is being developed for patients with ROS1-positive non-small cell lung cancer (NSCLC). NVL-520 is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, central nervous system (CNS)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (TKIs). Our ARROS-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-520 as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors.

Dosing was initiated in the Phase 1 portion of the ARROS-1 clinical trial in January 2022. At the EORTC-NCI-AACR symposium in October 2022, we presented preliminary data from the Phase 1 dose-escalation portion of the ARROS-1 clinical trial based on an enrollment cut-off date of September 1, 2022, and a data cut-off date of September 13, 2022. That data demonstrated that NVL-520 had been well-tolerated with no observed dose limiting toxicities, treatment-related serious adverse events, treatment-related dizziness, or adverse events leading to dose reduction or discontinuation. Favorable pharmacokinetics were also observed with low intra-cohort patient variability and increasing exposure with dose level. Objective responses (RECIST 1.1) were observed across all dose levels evaluated in a heavily pre-treated population, including in patients who received two or more prior TKIs and one or more prior lines of chemotherapy, and in patients previously treated with lorlatinib or repotrectinib. Responses were also observed in patients with ROS1 G2032R mutation and in patients with CNS metastases. Enrollment in the Phase 1 portion of the clinical trial is ongoing.

The planned Phase 2 portion of the clinical trial is designed to evaluate the overall activity of NVL-520 at the recommended Phase 2 dose (RP2D) in patients with advanced ROS1-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. Phase 2 cohorts have been designed to support potential registration in kinase inhibitor naïve or previously treated ROS1-positive NSCLC patients.

NVL-655

Our second lead product candidate, NVL-655, is being developed for patients with anaplastic lymphoma kinase (ALK)-positive NSCLC. NVL-655 is a brain-penetrant ALK-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of first-, second-, and third-generation ALK inhibitors. Preclinical data has shown that NVL-655 was brain-penetrant, inhibited wild-type ALK fusions, remained active in the presence of mutations conferring resistance to approved and investigational ALK inhibitors, and displayed strong selectivity for both wild-type ALK and its resistance variants as compared to the structurally related tropomyosin receptor kinase B (TRKB), thereby indicating the potential to minimize off-target TRKB-related CNS adverse events.

Our ALKOVE-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-655 as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. In June 2022, we announced that the first patient was dosed with NVL-655 in the ALKOVE-1 clinical trial, and enrollment in the Phase 1 portion of the clinical trial is ongoing.

The planned Phase 2 portion of the clinical trial is designed to evaluate the preliminary activity of NVL-655 at the RP2D in a limited number of patients with advanced ALK-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. The Phase 2 cohorts are designed with the intent to expand cohort size, as data emerge and in collaboration with the FDA, into potentially registrational cohorts for the treatment of previously treated patients with ALK-positive NSCLC.

Other Candidates and Discovery Programs

Our newest product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2ex20 (as defined below), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type EGFR. Preclinical data has shown that NVL-330 potently inhibited HER2ex20 in cell-based assays, was brain penetrant, and was highly selective for HER2ex20 over the structurally related wild-type EGFR. IND-enabling studies are ongoing for this program.

We have prioritized a number of additional small molecule research programs following an assessment of medical need designed with the aim to address emerging compound resistance mutations, including a program for ALK I1171X (X = N, S, or T) / D1203N (IXDN) mutations. Research for these programs is ongoing.

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

Our programs

We are currently advancing two parallel lead programs in addition to multiple early-stage development and discovery programs as summarized in Figure 1 below. We hold worldwide development and commercialization rights to our product candidates.

Figure 1. Our pipeline of kinase inhibitor product candidates

NVL-520 (ROS1-Selective inhibitor)

ROS1 rearrangements occur in up to approximately 3% of metastatic NSCLCs. At the time of diagnosis, up to 40% of these patients present with accompanying brain metastases. Beyond NSCLC, ROS1 rearrangements have also been reported across a wide range of solid tumors as well as lymphoma.

NVL-520 is a brain-penetrant ROS1-selective inhibitor designed with the aim to remain active in tumors that have developed resistance to currently available ROS1 inhibitors, including tumors with the prevalent G2032R resistance mutation and those with the S1986Y/F, L2026M, or D2033N resistance mutations. We believe we have optimized NVL-520 for brain penetrance and ROS1 selectivity to potentially improve treatment options for patients with brain metastases and avoid CNS adverse events related to off-target inhibition of the structurally related TRK family.

We are currently investigating NVL-520 in the Phase 1 portion of our ARROS-1 clinical trial, a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-520 as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors. ARROS-1 is comprised of two study phases, beginning with a Phase 1 dose-escalation portion to evaluate the safety, tolerability and RP2D of NVL-520 in patients with advanced ROS1-positive NSCLC or other solid tumors who have received at least one prior ROS1 TKI or any prior therapy, respectively. Other Phase 1 objectives include characterizing the pharmacokinetic profile and evaluating preliminary anti-tumor activity of NVL-520. Once the RP2D is determined, the study may transition directly into a Phase 2 portion designed to evaluate the RP2D in patients with advanced ROS1-positive NSCLC and other solid tumors and to support potential registration of NVL-520 in ROS1-positive patients with NSCLC who are TKI-naïve and who have been previously treated with ROS1 kinase inhibitors.

NVL-655 (ALK-Selective inhibitor)

ALK rearrangements occur in approximately 5% of metastatic NSCLCs. At the time of initial diagnosis, up to 40% of these patients present with accompanying brain metastases. Beyond NSCLC, ALK fusions have also been reported in various other solid tumors as well as lymphoma.

NVL-655 is a brain-penetrant ALK-selective inhibitor designed with the aim to remain active in tumors that have developed resistance to first-, second-, and third-generation ALK inhibitors, including tumors with the G1202R (GR) resistance mutation or compound resistance mutations, including G1202R/L1196M (GRLM), G1202R/G1269A (GRGA), or G1202R/L1198F (GRLF). We believe we have optimized NVL-655 for brain penetrance and ALK selectivity to potentially improve treatment options for patients with brain metastases and avoid CNS adverse events related to off-target inhibition of the structurally related TRK family.

We are currently investigating NVL-655 in the Phase 1 portion of our ALKOVE-1 clinical trial, a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-655 as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. ALKOVE-1 is comprised of two study phases, beginning with a Phase 1 dose-escalation portion to evaluate the safety, tolerability and RP2D of NVL-655 in patients with advanced ALK-positive NSCLC or other solid tumors who have received at least one prior ALK TKI or at least one prior systemic anticancer therapy, respectively. Other Phase 1 objectives include characterizing the pharmacokinetic profile and evaluating preliminary anti-tumor activity of NVL-655. Once the RP2D is determined, the study may transition directly into a Phase 2 portion designed to evaluate the preliminary activity of NVL-655 in various cohorts of ALK-positive NSCLC patients and patients with other solid tumors, with the potential to expand cohort sizes further into potentially registrational cohorts in collaboration with the FDA.

NVL-330 (HER2ex20-Selective inhibitor)

Mutations and alterations in HER2 are oncogenic and are found in approximately 3% of cancers, including up to 4% of advanced NSCLC patients. Within NSCLC, 90% of HER2 mutations occur through deletions, insertions, or duplications (collectively known as HER2 Exon 20 Insertions, or HER2ex20). HER2 mutations have also been identified in multiple cancers, including breast, esophageal, endometrial, bladder, colorectal, skin, ovarian, head and neck, and cervical. Brain metastases are present at diagnosis in an estimated 19% of HER2 mutant-positive NSCLC patients, and more patients will develop them during treatment.

NVL-330 is a brain-penetrant HER2ex20-selective inhibitor which we believe we have optimized for selectivity versus the structurally related wild-type EGFR that is associated with dose-limiting side effects including skin rash and gastrointestinal toxicity. IND-enabling studies are ongoing for this program.

Discovery programs

We continue to evaluate new program areas with a focus on addressing the limitations of existing therapies for other clinically proven kinase targets in oncology, including a program for ALK IXDN mutations. As treatment landscapes evolve, we also continue to work with our physician-scientist partners to anticipate emerging patient needs in established areas of development and leverage our existing expertise in the area with the aim to efficiently discover and develop new product candidates with the potential to comprehensively address those emerging challenges. We believe that opportunities to apply our established model of efficient drug discovery and development continue to expand, and align with the increasing adoption of kinase inhibitors as standard of care across a broadening set of indications.

Our team

We have assembled a management team of biopharmaceutical industry veterans with extensive experience in developing novel oncology therapies from research through commercialization. Our team is led by our Chief Executive Officer, James R. Porter, Ph.D., who has over 20 years of experience, including at Infinity Pharmaceuticals, Inc. (Infinity) and Verastem Oncology. Our Chief Financial Officer, Alexandra Balcom, M.B.A., C.P.A., has over 16 years of industry experience and was previously at SQZ Biotechnologies Company and Agios Pharmaceuticals, Inc. Our Chief Medical Officer, Christopher D. Turner, M.D., has over 20 years of experience in drug development, including at ARIAD Pharmaceuticals, Inc. and Blueprint Medicines Corporation. Our Chief Legal Officer, Deborah Miller, Ph.D., J.D., has over 20 years of legal experience managing the entire pharmaceutical lifecycle from early discovery through litigation, including at Sumitomo Dainippon Pharma America, Inc. and Infinity. Our Chief Development Officer, Darlene Noci, A.L.M., has over 20 years of experience in global drug development in rare diseases and oncology, including at Genzyme Corporation and EMD Serono, the North America biopharma business of Merck KgaA, Darmstadt, Germany.

Our seasoned leadership team has broad experience at both large global organizations, including C.H. Boehringer Sohn AG & Ko. KG, Pfizer, Sanofi S.A., EMD Serono, GlaxoSmithKline plc, and BeiGene, Ltd., as well as established biotech companies, including Infinity, Agios Pharmaceuticals Inc., Blueprint Medicines Corporation, and ARIAD Pharmaceuticals, Inc. Together, our leadership team has contributed directly to the regulatory approval of 12 therapies, including 5 kinase inhibitors, 9 oncology therapeutics, and 10 small molecules: CLOLAR®/Evoltra® (clofarabine), FABRAZYME® (agalsidase beta), COPIKTRA® (duvelisib), BRUKINSA® (zanubrutinib), MOZOBIL® (plerixafor injection), BAVENCIO® (avelumab), TIBSOVO® (ivosidenib tablets), TIVICAY® (dolutegravir), ICLUSIG® (ponatinib), GAVRETO™ (pralsetinib), ALUNBRIG® (brigatinib) and PYRUKYND® (mitapivat).

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

Our values

Our three core values are:

•
Patient Impact. We care deeply about what we are building to change the future for patients.
•
Empowerment. We are all responsible for delivering on our mission to develop new medicines for patients: listen, speak up, engage.
•
Collaboration. We know that we are better together and thrive when we challenge each other to find a better way for patients.

Our strategy

Our goal is to be a leading biopharmaceutical company that translates our deep expertise in structure-based drug design to discover, develop, and deliver novel, selective therapeutics that enable durable responses for patients with cancer. The key elements of our strategy include:

•
Advance NVL-520, our first lead product candidate and a differentiated ROS1-selective inhibitor, into the Phase 2 portion of our ARROS-1 study designed to support potential regulatory approval. Clinical investigation of NVL-520 is ongoing in the Phase 1 portion of our ARROS-1 study, a first-in-human Phase 1/2 clinical trial investigating NVL-520 in advanced ROS1-positive NSCLC and other solid tumors. Pending supportive data, we plan to engage with regulators to discuss whether we may qualify for any expedited drug development pathways.
•
Advance the ongoing clinical development of NVL-655, our second lead product candidate, a differentiated ALK-selective inhibitor, in the Phase 1/2 ALKOVE-1 study. Clinical investigation is ongoing in the Phase 1 portion of our ALKOVE-1 study, a first-in-human Phase 1/2 clinical trial investigating NVL-655 in advanced ALK-positive NSCLC and other solid tumors. Pending supportive data, we plan to engage with regulators to discuss whether we may qualify for any expedited drug development pathways.
•
Progress our early development and discovery stage programs, including for HER2 Exon 20 Insertions, while continuing to expand our pipeline of precisely targeted novel product candidates. We prioritize clinically proven kinase targets where the design of exquisitely selective inhibitors may overcome challenges of existing therapies including kinase resistance, kinase selectivity, and limited CNS activity. We intend to develop product candidates as monotherapy treatment and may also strategically pursue the development of synergistic combinations.
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
•
Commercialize our product candidates in key geographies and opportunistically pursue strategic collaborations to maximize the full potential of our pipeline. We retain full development and worldwide commercialization rights to our pipeline of precisely targeted therapies. We intend to build a fully integrated biopharmaceutical company and independently pursue the development and commercialization of our key product candidates, if approved. In the future, we may enter into strategic collaborations around certain targets, product candidates, disease areas, or geographies, if we believe these collaborations could accelerate the development and commercialization of our product candidates and allow us to realize the full potential of our pipeline.

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

Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future, and we cannot predict what the standard of care will be as our product candidates progress through clinical development. We believe the key competitive factors affecting the success of all of our programs are likely to be efficacy, including duration of response (DOR), safety, and patient convenience. Potentially competitive therapies fall primarily into the following groups of treatment:

•
traditional cancer therapies, including surgery, radiation, and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods;
•
approved kinase inhibitors, including approved ROS1 TKIs (Xalkori and Rozlytrek, marketed by Pfizer Inc. (Pfizer) and Roche, respectively), and approved ALK TKIs (Xalkori, Lorbrena, Zykadia, Alecensa, and Alunbrig, marketed by Pfizer, Pfizer, Novartis AG, Chugai Pharmaceutical Co. Ltd./Roche, and Takeda Pharmaceutical Company Limited, respectively);
•
two ROS1 TKI programs in clinical trials, being developed by Bristol-Myers Squibb Company and AnHeart Therapeutics Inc., respectively;
•
ALK TKIs in clinical development;
•
HER2ex20 TKIs in clinical development;
•
TKIs not approved but recommended for use in the National Comprehensive Cancer Network (NCCN) guidelines; and
•
other therapies targeting kinases, including antibody or antibody-drug conjugate approaches, that are approved or in clinical development.

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

The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Some cancer treatments are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. In addition, our competitors may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges.

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

Revenue Sharing Agreement with our scientific founder

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

We wholly own Patent Cooperation Treaty (PCT) applications, U.S. patent applications, U.S. patent(s), U.S. provisional patent applications and foreign patent applications relating to our lead and planned product candidates. We strive to protect our proprietary position by, among other methods, filing patent applications in the U.S. and in jurisdictions outside of the U.S. directed to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position in the field of oncology. Our strategic plans also include reliance on data exclusivity, market exclusivity, and patent term extensions when available.

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

We have filed certain patent applications directed generally to compositions of matter, pharmaceutical formulations, and therapeutic methods of using the foregoing related to our ROS1, ALK, and HER2 programs, as summarized below. We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. In addition, we own certain pending U.S. trademark applications.

With respect to our ROS1 program, we own two pending PCT patent applications, two pending U.S. patent applications, one issued U.S. patent, two pending U.S. provisional patent applications, and twenty-three pending foreign patent applications directed to compositions of matter for our ROS1 inhibitory compounds (e.g., NVL-520) and related solid forms as well as methods of use. Any U.S. or foreign patent that has issued or may issue based on the pending patent applications is expected to expire no earlier than 2041, not including any patent term adjustments or patent term extensions that may be awarded. With respect to our ALK program, we own two pending U.S. patent applications, four pending U.S. provisional patent applications, and twenty-two pending foreign patent applications directed to compositions of matter for our ALK inhibitory compounds (e.g., NVL-655) and related solid forms as well as methods of use. Any U.S. or foreign patent that may issue based on the pending patent applications is expected to expire no earlier than 2041, not including any patent term adjustments or patent term extensions that may be awarded. With respect to our HER2 program, we own two pending PCT patent applications, one pending U.S. patent application, and one pending foreign application directed to compositions of matter for our HER2 inhibitory compounds (e.g., NVL-330) and related solid forms as well as methods of use. Any U.S. or foreign patent that may issue based on the pending patent applications is expected to expire no earlier than 2042, not including any patent term adjustments or patent term extensions that may be awarded.

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

Currently, active pharmaceutical ingredients (API) (i.e., clinical drug substance) for NVL-520 and NVL-655 are manufactured in accordance with current good manufacturing practices (cGMPs).

The drug product formulation is being developed with the goal of producing tablets with consistent and immediate release dissolution profiles that can be reproducibly manufactured using automated equipment. All manufacturing activities for NVL-520 and NVL-655 drug products are performed in accordance with cGMPs. We currently rely on these vendors as single-source contract manufacturing organizations (CMOs).

We are continuing to develop our supply chain for each of our product candidates and have or intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs.

As we advance our product candidates through development, we will continue to explore adding additional backup suppliers for the API and drug product for each of our product candidates to protect against any potential supply disruptions.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

However, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on will be able to satisfy our demand in a timely manner and not have supply chain disruptions due to stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced since the COVID-19 pandemic commenced.

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

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation, and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are typically referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act (the Cures Act), passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

In March 2022, the FDA released final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. In June 2020 the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. More recently, on January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the FDA’s COVID-19 related guidance, including the clinical trial guidance and updates thereto.

Reporting Clinical Trial Results

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health (NIH). In particular, information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017.

Specifically, the Secretary of the U.S. Department of Health and Human Services (HHS) is authorized to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

Interactions with the FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. These reports must include a development safety update report. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA is submitted (Pre-NDA meeting). Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. Finally, a type D meeting is focused on a narrow set of issues (should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2 meeting, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference, or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the FDA’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S.

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

•
Fast Track designation. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
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

With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug products. Specifically, the new legislation authorized FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or biologics license application (BLA) after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

Submission and Filing of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information, and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product to the satisfaction of the FDA. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (PDUFA) is substantial (for example, for fiscal year 2023, this application fee is approximately $3.25 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $394,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings, or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drug products within 30 days of approval of such products. To date, CRLs are not publicly available documents.

Post-approval Requirements

Following approval of a new prescription product, the manufacturer, the approved product, and the product’s manufacturing locations are subject to pervasive and continuing regulation by the FDA, governing, among other things, monitoring and record-keeping activities, reporting of adverse experiences with the product and product problems to the FDA, product sampling and distribution, manufacturing, and promotion and advertising. Although physicians may prescribe legally available products for unapproved uses or patient populations (i.e., “off-label uses”), manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021 the FDA published final regulations that describe the types of evidence that the FDA will consider in determining the intended use of a drug product.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

In September 2021 the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court’s order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Pediatric Exclusivity

Pediatric exclusivity is a type of non‑patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of exclusivity to the term of any existing patent or regulatory exclusivity for drug products, including the orphan exclusivity and regulatory exclusivities available under the Hatch-Waxman provisions of the FDCA. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the sponsor agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patents that cover the product are extended by six months. Although this is not a patent term extension, it effectively extends the regulatory period during which the FDA cannot approve another application.

Patent Term Restoration and Extension

In the U.S., a patent claiming a new product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch‑Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one‑half the time between the effective date of the IND involving human beings and the submission date of the NDA, plus the time between the submission date of the application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the U.S. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension in consultation with the FDA.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (PMA) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2023 the standard fee is $441,547 and the small business fee is $110,387.

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
•
federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services (CMS) within the HHS for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
laws and regulations prohibiting bribery and corruption such as the U.S. Foreign Corrupt Practices Act (FCPA), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA), which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act (CARES Act). Pursuant to subsequent legislation, these Medicare sequester reductions were suspended and reduced in 2021 and 2022 but, as of July 1, 2022, the full 2% cut has resumed. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID‑19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

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

In addition, in October 2020 HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP) to import certain prescription drugs from Canada into the U.S. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

In 2018 California passed into law the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (GDPR), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Clinical Trials

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 (Clinical Trials Regulation) became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, the Clinical Trials Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The Clinical Trials Regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.

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

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein, and Norway, which are part of the EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines), and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific, or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•
Decentralized procedure. Using the decentralized procedure, a sponsor may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. The sponsor may choose a member state as the reference member state to lead the scientific evaluation of the application.
•
Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State (which acts as the reference member state), in accordance with the national procedures of that country. Following this, further marketing authorizations can be progressively sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization produced by the reference member state.

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

Regulatory Requirements after Marketing Authorization

As in the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an EU marketing authorization for a medicinal product must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the EU is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU cGMP standards when manufacturing medicinal products and API.

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

Regulatory Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic sponsors from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic sponsor from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

Patent Term Extensions

The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are similar to those in the U.S. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the EU, sponsors must apply on a country‑by‑country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

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

Reference pricing used by various EU Member States, and parallel trade (i.e., arbitrage between low-priced and high-priced Member States) can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any product candidates, if approved in those countries.

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

Separately, the regulatory authorities in the EU also adopted a new In Vitro Diagnostic Regulation (IVDR) (EU) 2017/746, which became effective in May 2022. The new regulation replaces the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent IVDR. The IVDR, among other things: strengthens the rules on placing devices on the market and reinforces surveillance once they are available; establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; sets up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the EU; and strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court.

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

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

Employees and Human Capital

As of December 31, 2022, we had 62 full-time employees, of which 46 are engaged in research and development. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is positive.

We consider the intellectual capital of our employees to be an essential driver of our business. Our workforce expanded during fiscal 2022; new employees were hired to support our clinical and preclinical pipeline, with additions in our research, clinical development, operations and general and administrative functions. We expect to continue to add additional employees in 2023 with a focus on increasing expertise in clinical and preclinical research and development.

We continually evaluate our business needs and opportunities and strive to balance in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to CROs and drug substance and finished drug product manufacturing to CMOs.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and consultants through the granting of stock-based compensation awards and to align such awards with the interests of our stockholders. We provide a comprehensive benefits package to help employees manage health, well-being, finances and life outside of work, including health insurance, dental and vision insurance, life insurance, short-term and long-term disability insurance, paid sick leave, a 401(k) plan, a flexible spending account program and paid vacation time. We also strive to build an integrated, cohesive culture and safe work environment, designed so that the organization is structured and aligned to operate efficiently, decision making is timely and effective, and employees are supported, encouraged and motivated to do their best to support our mission and our values.

We value the health, safety and wellbeing of our employees and their families. In response to the COVID-19 pandemic, we implemented safety measures that we determined were in the best interest of our employees, along with measures designed to protect the health of all those entering our office.

Information about our Executive Officers (as of March 15, 2023)

Name	Age	Position
James R. Porter, Ph.D.	47	Chief Executive Officer, President and Director
Alexandra Balcom	39	Chief Financial Officer and Treasurer
Deborah Miller, Ph.D., J.D.	47	Chief Legal Officer and Secretary
Darlene Noci	46	Chief Development Officer
Christopher D. Turner, M.D.	55	Chief Medical Officer

James R. Porter, Ph.D., has served as our Chief Executive Officer and President and as a member of our board of directors since February 2020. Prior to that, Dr. Porter served as our Vice President, Product Development from April 2018 to January 2020 and worked as a consultant to the Company from January 2018 to April 2018. From July 2002 to December 2016, Dr. Porter held various roles at Infinity, including most recently as Vice President of Product Development. Over the course of over 14 years at Infinity, he contributed to the research and development programs of six different compounds entering clinical trials. As the duvelisib product development team leader, Dr. Porter led a cross-functional development team from development candidate nomination through NDA submission, resulting in the FDA approval of COPIKTRA® for patients with follicular lymphoma, small lymphocytic lymphoma, and chronic lymphocytic leukemia. Following Infinity’s licensing of duvelisib to Verastem, Inc., a biopharmaceutical company (Verastem), Dr. Porter served as Consultant, Product Development at Verastem from January 2017 to December 2017, where he led the transition, product development team, and NDA submission for the duvelisib program. Dr. Porter received his B.A. in chemistry at the College of the Holy Cross and his Ph.D. in organic chemistry from Boston College.

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

Darlene Noci, A.L.M., has served as our Chief Development Officer since July 2022 and previously served as our Senior Vice President of Product Development & Regulatory Affairs from January 2021 until July 2022. Before joining Nuvalent, she founded her own regulatory consulting firm, Noci Strategic Consulting, LLC, in May 2018. Prior to that, Ms. Noci served as Vice President, Regulatory Affairs and Quality Assurance at X4 Pharmaceuticals, Inc., a biopharmaceutical company, from January 2016 to May 2018. Prior to that, Ms. Noci served as Global Regulatory Lead Strategist, Immuno-Oncology at EMD Serono, the North America biopharma business of Merck KgaA, Darmstadt, Germany, a pharmaceutical company, from June 2014 to January 2016, where she led the global regulatory strategy and portfolio for Bavencio®, the company’s anti-programmed death-ligand 1 antibody. Prior to that, she held various roles at several biotechnology companies, including Infinity, Sanofi and Genzyme (acquired by Sanofi in 2011). Ms. Noci received her B.A. from Adelphi University and her A.L.M. in government from Harvard University Extension School.

Christopher D. Turner, M.D., has served as our Chief Medical Officer since March 2021. Before joining Nuvalent, Dr. Turner served as Vice President of Clinical Development at Blueprint Medicines Corporation, a global precision therapy company, from June 2018 to March 2021, where he oversaw the development and approval of kinase inhibitor GAVRETO™ (pralsetinib) in RET-fusion positive NSCLC and RET-altered thyroid cancer. From July 2014 to May 2018, Dr. Turner served as Vice President of Clinical Science at Celldex Therapeutics, Inc., a biopharmaceutical company, where he led the development of novel antibody-drug conjugate and immune-oncology pipeline compounds. From July 2008 to July 2014, Dr. Turner held various roles at ARIAD Pharmaceuticals, Inc., a pharmaceutical company that was acquired by Takeda Oncology in 2017, including Head of Clinical Research, where he led the development of ICLUSIG® (ponatinib), a kinase inhibitor therapy for patients with chronic myeloid leukemia, and ALUNBRIG® (brigatinib), a kinase inhibitor therapy for patients with ALK positive NSCLC. Prior to that, Dr. Turner was Director of the Pediatric

Neuro-Oncology Outcomes Clinic at the Dana-Farber Cancer Institute/Children’s Hospital Boston and an Instructor of Pediatrics at Harvard Medical School. Dr. Turner is board certified in both Pediatrics and Pediatric Hematology and Oncology and is a Fellow of the American Academy of Pediatrics. He received his B.A. in biochemistry from Bowdoin College and his M.D. from the University of Rochester School of Medicine and Dentistry. He completed a residency in General Pediatrics at Children’s National Medical Center in Washington, DC and fellowships in both Pediatric Hematology/Oncology and Pediatric Neuro-Oncology at Duke University Medical Center in Durham, North Carolina.

Our Corporate Information

We were incorporated under the laws of the state of Delaware on January 25, 2017 under the name Nuvalent, Inc.

Our principal executive offices are located at One Broadway, 14th Floor, Cambridge, MA 02142 and our telephone number is (857) 357-7000. Our website address is http://www.nuvalent.com. The information contained on, or accessible through, our website does not constitute part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Available Information

Our Internet address is www.nuvalent.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Risks related to our financial position and need for additional capital

We are early in our development efforts, have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in January 2017 and commenced significant operations in 2018, have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to NVL-520, our ROS1-selective inhibitor, NVL-655, our ALK-selective inhibitor, NVL-330, our HER2-selective inhibitor, and our discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $81.9 million and $46.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $160.1 million. We are still in the early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and our patient-driven approach to develop our product candidates. Our business depends significantly on the success of our approach and the development and commercialization of the product candidates that we discover with this approach. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of NVL-520, NVL-655, NVL-330 and any future product candidates from our discovery programs, and any other future programs;
•
maintaining current and establishing new relationships with CROs and clinical sites for the clinical development of NVL-520, NVL-655, NVL-330 and any future product candidates from our current or future discovery programs;
•
timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•
developing an efficient and scalable manufacturing process for our product candidates, including the production of finished products that are appropriately packaged for sale if our product candidates obtain marketing approvals;
•
maintaining current and establishing new commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
•
successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•
maintaining an acceptable safety profile following any marketing approval of our product candidates;
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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of the date of this Annual Report, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. Advancing the development of NVL-520, NVL-655, NVL-330 and our discovery programs will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to the COVID-19 pandemic and geopolitical events, including civil or political unrest (such as the ongoing military conflict between Ukraine and Russia). In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Risks related to the discovery, development and commercialization of our product candidates

We are early in our development efforts and our future prospects are substantially dependent on NVL-520, NVL-655 and NVL-330. If we are unable to advance these product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. We have initiated Phase 1/2 clinical trials for NVL-520 and NVL-655. All of our other product candidates, including NVL-330, are still in preclinical development and have never been tested in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful preclinical and clinical development and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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
•
maintaining an acceptable safety profile following any marketing approval;
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

The results of preclinical studies may not be predictive of the results of clinical trials of our product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal studies or of human trials, due to the inherent biologic differences in species, the differences between testing conditions in animal studies and human trials, and the particular goals, purposes, and designs of the relevant studies and trials. We have, for example, observed preclinical CNS activity of NVL-655 and NVL-330 in studies with rats and mice. These studies may or may not be predictive of CNS penetrance and activity of NVL-655 or NVL-330 in human trials. Similarly, certain of our hypotheses regarding the potential clinical and therapeutic benefits of our product candidates compared to other products or molecules in development are based on observations from our preclinical studies, and results from such preclinical studies are not necessarily predictive of the results of later preclinical studies or clinical trials.

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

In addition to NVL-520, NVL-655 and NVL-330, our prospects depend in part upon discovering, developing and commercializing additional product candidates from our discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize NVL-520, NVL-655, NVL-330 and future product candidates from our discovery programs. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials and preclinical studies. As the pandemic continues and new variants of the virus continue to emerge, we may experience disruptions that could severely impact our business and clinical trials, including:

•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
delays or difficulties in enrolling and retaining patients in any clinical trials who are at a higher risk of severe illness or death due to disease;
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

Additionally, certain third parties may experience continued business disruptions, which could limit our ability to conduct our business in the manner and on the timelines presently planned. For example, as a result of the COVID-19 pandemic, there have been delays in the procurement of materials and our manufacturing supply chain for our product candidates. While these delays have not had a material impact on our development timelines or processes to date, they could delay or otherwise impact our preclinical studies and clinical trials in the future. In addition, certain clinical trial sites for product candidates similar to ours have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in clinical trials due to limited staff at such sites, limitation of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic and we may experience similar delays. CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future that could impact the timing or enrollment of our clinical trials. Many of these would increase costs, and may have negative effects on the enrollment, progress and completion of these trials and the findings from these trials.

On January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the FDA’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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

We are currently focusing our resources and efforts on our lead product candidates, NVL-520 and NVL-655, for advanced ROS1-positive NSCLC and other solid tumors and advanced ALK-positive NSCLC and other solid tumors, respectively, on our NVL-330 product candidate, and on advancing our discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for NVL-520, NVL-655, NVL-330 and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for NVL-520, NVL-655, NVL-330 or any future product candidates we identify through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

For NVL-520, there are currently two ROS1-targeted kinase inhibitors approved for use in first-line, TKI naïve ROS1-positive NSCLC: crizotinib and entrectinib. Both have also received approval for treatment of ALK-positive NSCLC. Ceritinib and lorlatinib are considered as other therapies recommended for use in ROS1-positive NSCLC patients according to NCCN guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC, and has demonstrated CNS activity as reported in its prescribing information. Repotrectinib is a dual TRK/ROS1 inhibitor that is in development and has demonstrated clinical activity in ROS1-positive NSCLC patients but also retains potent TRK inhibition at clinically relevant concentrations. AnHeart Therapeutics’ taletrectinib is a dual TRK/ROS1 inhibitor and is in development for patients with ROS1-positive NSCLC.

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

For NVL-330, there is currently one approved antibody-drug conjugate for the treatment of HER2 Exon 20 mutation-positive NSCLC: fam-trastuzumab deruxtecan-nxki. There are no kinase inhibitors approved for this patient population. Other kinase inhibitors in development for patients with HER2 Exon 20 mutant-positive NSCLC include Shanghai Hengrui Pharmaceutical Co., Ltd.’s pyrotinib, Boehringer Ingelheim Pharmaceuticals, Inc.’s BI-1810631, and Enliven Therapeutics’ ELVN-002.

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
•
restrictions on the use of product candidates in the labelling approved by regulatory authorities, such as boxed warnings or contraindications in labelling, or a REMS, if any, which may not be required of alternative treatments and competitor products;
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

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the

U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and good clinical practices (GCP) for any clinical trials that we conduct post-approval.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. With passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court’s order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

In March 2010, President Obama signed into law the PPACA. Since enactment of the PPACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Other legislative changes have been adopted since the PPACA was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with passage of the IRA in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. In addition, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the U.S. There have been several recent U.S. Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products, and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a SIP to import certain prescription drugs from Canada into the U.S. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

In September 2021, acting pursuant to an executive order signed by President Biden, the HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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
•
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance

Program, with specific exceptions, to report annually to CMS information related to payments or transfers of value made to physicians, other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
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

For example, the CCPA went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. The CCPA imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. Further, in November 2020, California voters passed the CPRA, which significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. While certain of our business activities will not be subject to these laws, it remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. In addition, other states, including Virginia, Colorado, Utah and Connecticut, have passed similar state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. These laws also may require us to incur additional costs and expenses in an effort to comply before the laws become effective on January 1, 2023. Recent laws such as the Biometric Information Privacy Act in Illinois have also restricted the use of biometric information. Such laws and regulations require us to continuously review our data processing practices and policies, may cause us to incur substantial costs with respect to compliance.

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

There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. On July 16, 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (SCCs), noting adequate safeguards must be met for SCCs to be valid. European regulatory guidance regarding these issues continues to evolve, and EU regulators across the EU Member States have taken different positions regarding continued data transfers to the U.S. In the future, SCCs and other data transfer mechanisms will face additional challenges. Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

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

Our business activities may be subject to the FCPA and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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

As of December 31, 2022, we had 62 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2022, we had 62 full-time employees, including 46 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;
•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for NVL-520, NVL-655, NVL-330 and our discovery programs, while complying with any contractual obligations to contractors and other third parties;
•
managing increasing operational and managerial complexity; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize NVL-520, NVL-655, NVL-330 and any future product candidates developed from our discovery programs and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize NVL-520, NVL-655, NVL-330 or any future product candidate from our discovery programs and any of our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Despite the implementation of security measures in an effort to protect systems that store our data, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (i.e., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. For example, companies have experienced an increase in phishing and social engineering attacks from third parties. Also, a majority of our employees are working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems.

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

We contract many of our research, manufacturing and preclinical activities to third parties outside the U.S., including without limitation, in China and India. Any disruption in the operations of such third parties or in their ability to meet our needs, whether as a result of a natural disaster, war or other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our programs. Furthermore, since many of these third parties are located outside the U.S., we are exposed to the possibility of disruption and increased costs in the event of changes in the policies of the U.S. or foreign governments, war, political unrest or unstable economic conditions in any of the countries where we conduct such activities. For example, a war or trade war could lead to tariffs, embargoes, sanctions or other limitations on trade, including without limitation those placed on Russia as a result of its military conflict with Ukraine, that may affect our ability to source the chemical intermediates used in our product candidates. By way of further example, a natural disaster, war, civil or political unrest or similar circumstances could hinder our ability to maintain or initiate clinical studies at our preferred sites, causing trial initiation or implementation delays. Any of these matters could materially and adversely affect our development timelines, business and financial condition.

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
•
impact of pandemics and global geopolitical events on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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

Our federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under tax legislation commonly referred to as the Tax Act as amended by the Coronavirus Aid, Relief, and Economic Security Act, our federal NOLs may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2022, we had available federal NOL carryforwards of approximately $91.1 million and available state NOL carryforwards of approximately $90.5 million, which begin to expire in 2037.

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

Our success depends in large part on our ability to obtain and maintain protection of the intellectual property rights we own (either solely and jointly with others), or may in the future license from third parties (in particular, worldwide patents relating to any proprietary technology and product candidates we develop). We seek to protect our proprietary position by filing patent applications in the U.S. and select other countries related to our technologies and product candidates that are important to our business and by in-licensing intellectual property related to such technologies and product candidates. We do not yet have issued patents for all of our most advanced product candidates in all markets in which we may commercialize them, but we continue to actively pursue patent protection for our technology and product candidates in certain jurisdictions around the world. However, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, or the methods of use or manufacture of those products. If we are unable to obtain and maintain meaningful patent protection in jurisdictions important to our business for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, or other proprietary technologies our business, financial condition, results of operations and prospects could be adversely affected.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we enter into contracts for the production of our product candidates on an as-needed basis, which means that aside from any binding purchase orders we have from time to time, we are subject to the supplier’s plant availability, ability to manufacture on our behalf, and/or a change in the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials.

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

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for general project management, in-person oversight and for compliance with cGMP regulations for manufacturing both API and finished drug products. To date, we have obtained API and drug product for our product candidates from a limited group of third party contract manufacturers, and we continue to develop our supply chain for each of our product candidates. As we advance our product candidates through development, we will continue to take steps to protect against any potential supply disruptions through the use of a safety stock strategy and by maintaining relationships and contracting with additional suppliers. However, we may be unsuccessful in maintaining or putting in place additional framework agreements or protecting against potential supply disruptions.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the U.S. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by the FDA, EMA or a comparable regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. As a result, our clinical trial supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our anticipated products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from them in order to have another third-party manufacturer manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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
•
developments or disputes concerning our patent applications, issued patents, or other proprietary rights;
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
•
the impact of any natural disasters, public health emergencies, such as the ongoing COVID-19 pandemic and other global geopolitical events, such as the ongoing military conflict between Russia and Ukraine; and
•
general economic, political, industry and market conditions.

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
•
future accounting pronouncements or changes in our accounting policies; and
•
the changing, volatile and instable global economic and political environment.

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

Global credit and financial markets have experienced extreme instability, volatility and disruptions in the past several years due to the ongoing COVID-19 pandemic, events around the ongoing military conflict between Russia and Ukraine, and other market-influencing developments, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to the evolving effects of the COVID-19 pandemic, the military conflict between Russia and Ukraine or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Stock Option and Incentive Plan (2021 Plan), could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by such sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting with this Annual Report, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2022, in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure our stockholders that we will not in the future identify material weaknesses. Material weaknesses may exist when we become required to report on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Cambridge, Massachusetts, where we lease office space pursuant to a month-to-month lease. We believe that this existing facility is adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2022, we were not party to any material legal proceedings.

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

Holders of Our Common Stock

As of February 28, 2023, there were approximately 9 holders of record of shares of our Class A common stock and 2 holders of record of shares of our Class B common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Recent Sales of Unregistered Securities

There are no shares of equity securities sold or issued, or options granted, by us during the year ended December 31, 2022 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

As of December 31, 2022, we have used approximately $85.5 million of the net offering proceeds from the IPO. There has been no material changes in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 30, 2021.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from October 1, 2022 to December 31, 2022.

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

Overview

We are a clinical stage biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer. We leverage our team’s deep expertise in chemistry and structure-based drug design to develop innovative small molecules that are designed with the aim to overcome the limitations of existing therapies for “clinically proven” kinase targets.

Limitations faced by currently available kinase inhibitors can include (i) kinase resistance, or the emergence of new mutations in the kinase target that can enable resistance to existing therapies, (ii) kinase selectivity, or the potential for existing therapies to inhibit other structurally similar kinase targets and lead to off-target adverse events, and (iii) limited brain penetrance, or the ability for the therapy to treat disease that has spread or metastasized to the brain. By prioritizing target selectivity, we believe our drug candidates have the potential to overcome resistance, avoid dose-limiting off-target adverse events, address brain metastases, and drive more durable responses. This may result in the potential to drive deeper, more durable responses with minimal adverse events, and we believe these potential benefits may support opportunities for clinical utility earlier in the treatment paradigm.

NVL-520

Our first lead product candidate, NVL-520, is being developed for patients with ROS1-positive NSCLC. NVL-520 is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of currently available ROS1 TKIs. Our ARROS-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-520 as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors.

Dosing was initiated in the Phase 1 portion of the ARROS-1 clinical trial in January 2022. At the EORTC-NCI-AACR symposium in October 2022, we presented preliminary data from the Phase 1 dose-escalation portion of the ARROS-1 clinical trial based on an enrollment cut-off date of September 1, 2022, and a data cut-off date of September 13, 2022. That data demonstrated that NVL-520 had been well-tolerated with no observed dose limiting toxicities, treatment-related serious adverse events, treatment-related dizziness, or adverse events leading to dose reduction or discontinuation. Favorable pharmacokinetics were also observed with low intra-cohort patient variability and increasing exposure with dose level. Objective responses (RECIST 1.1) were observed across all dose levels evaluated in a heavily pre-treated population, including in patients who received two or more prior TKIs and one or more prior lines of chemotherapy, and in patients previously treated with lorlatinib or repotrectinib. Responses were also observed in patients with ROS1 G2032R mutation and in patients with CNS metastases. Enrollment in the Phase 1 portion of the clinical trial is ongoing.

The planned Phase 2 portion of the clinical trial is designed to evaluate the overall activity of NVL-520 at RP2D in patients with advanced ROS1-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. Phase 2 cohorts have been designed to support potential registration in kinase inhibitor naïve or previously treated ROS1-positive NSCLC patients.

NVL-655

Our second lead product candidate, NVL-655, is being developed for patients with ALK-positive NSCLC. NVL-655 is a brain-penetrant ALK-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of first-, second-, and third-generation ALK inhibitors. Preclinical data has shown that NVL-655 was brain-penetrant, inhibited wild-type ALK fusions, remained active in the presence of mutations conferring resistance to approved and investigational ALK inhibitors, and displayed strong selectivity for both wild-type ALK and its resistance variants as compared to the structurally related TRKB, thereby indicating the potential to minimize off-target TRKB-related CNS adverse events.

Our ALKOVE-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-655 as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. In June 2022, we announced that the first patient was dosed with NVL-655 in the ALKOVE-1 clinical trial, and enrollment in the Phase 1 portion of the clinical trial is ongoing.

The planned Phase 2 portion of the clinical trial is designed to evaluate the preliminary activity of NVL-655 at the RP2D in a limited number of patients with advanced ALK-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. The Phase 2 cohorts are designed with the intent to expand cohort size, as data emerge and in collaboration with the FDA, into potentially registrational cohorts for the treatment of previously treated patients with ALK-positive NSCLC.

Other Candidates and Discovery Programs

Our newest product candidate, NVL-330, is a brain-penetrant HER2-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2ex20, treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type EGFR. Preclinical data has shown that NVL-330 potently inhibited HER2ex20 in cell-based assays, was brain penetrant, and was highly selective for HER2ex20 over the structurally related wild-type EGFR. IND-enabling studies are ongoing for this program.

We have prioritized a number of additional small molecule research programs following an assessment of medical need designed with the aim to address emerging compound resistance mutations, including a program for ALK IXDN mutations. Research for these programs is ongoing.

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

Prior to our IPO, we funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018) and debt financing from stockholders (which was settled in convertible preferred stock in February 2021). On August 2, 2021, we completed an IPO of our common stock pursuant to which we issued and sold 10,612,500 shares of Class A common stock and 600,000 shares of Class B common stock, including the exercise in full by the underwriters of their option to purchase 1,462,500 additional shares of Class A common stock, at a public offering price of $17.00 per share. We received net proceeds of approximately $174.3 million after deducting underwriting discounts and commissions and offering costs. On November 3, 2022, we issued and sold 7,895,522 shares of our Class A common stock, including the exercise in full by the underwriters of their option to purchase 1,029,850 additional shares of Class A common stock, in a follow-on public offering at a public offering price of $33.50 per share, resulting in net proceeds of $247.9 million after underwriting discounts and commission and offering costs.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $81.9 million and $46.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $160.1 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

•
continue to advance our parallel lead programs, NVL-520 and NVL-655, in clinical development;
•
continue to advance our more recently nominated program, NVL-330, in preclinical development;
•
advance the development of our discovery programs;
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to the COVID-19 pandemic and geopolitical events, including civil or political unrest (such as the ongoing military conflict between Ukraine and Russia). In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

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

The global COVID-19 pandemic and other significant geopolitical factors, including the ongoing military conflict between Russia and Ukraine, continue to evolve. The extent of the impact of these events on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including their impact on our development activities, clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as their impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of these events is highly uncertain and subject to change. We will continue to monitor these situations and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic and other significant geopolitical factors may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, and on our ability to initiate and conduct clinical trials in the timelines we expect, remains uncertain.

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
•
expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors and CROs; and
•
the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical and clinical studies, including under agreements with third parties, such as consultants, contractors and CMOs.

We track our direct external research and development expenses on a program-by-program basis. These consist of costs that include fees, reimbursed materials, and other costs paid to consultants, contractors, CMOs, and CROs in connection with our preclinical, clinical and manufacturing activities. Costs incurred prior to nominating a development candidate are included in discovery programs. We do not allocate employee costs, costs associated with our discovery efforts, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and, as such, are not separately classified.

We expect that our research and development expenses will increase substantially as we continue to advance NVL-520 and NVL-655 in clinical development, advance NVL-330 in preclinical development, and expand our discovery, research and preclinical activities in the near term and in the future. Although we are currently enrolling patients in the Phase 1 portions of our ARROS-1 and ALKOVE-1 clinical trials, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the timing and progress of development activities relating to NVL-520, NVL-655, NVL-330 and any future product candidates from our discovery programs, including any additional costs that may result from delays in enrollment or other factors;
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

Interest income and other income, net

Interest income and other income, net, consists of interest income, interest expense and other income (expense) unrelated to our core operations.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$63,731	$35,559	$28,172
General and administrative	22,377	10,258	12,119
Total operating expenses	86,108	45,817	40,291
Loss from operations	(86,108)	(45,817)	(40,291)
Other income (expense):
Change in fair value of preferred stock tranche rights	—	(635)	635
Interest income and other income, net	4,254	114	4,140
Total other income (expense), net	4,254	(521)	4,775
Net loss	$(81,854)	$(46,338)	$(35,516)

Research and development expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
NVL-520	$22,249	$11,411	$10,838
NVL-655	10,149	7,302	2,847
NVL-330	2,463	—	2,463
Discovery programs	9,833	7,388	2,445
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	17,383	8,067	9,316
Other	1,654	1,391	263
Total research and development expenses	$63,731	$35,559	$28,172

Research and development expenses were $63.7 million for the year ended December 31, 2022, compared to $35.6 million for the year ended December 31, 2021. The increase in direct research and development expenses related to NVL-520 of $10.8 million was primarily due to increased manufacturing and clinical costs as we progressed NVL-520 into the Phase 1 portion of our ARROS-1 clinical trial. The increase in direct research and development expenses related to NVL-655 of $2.8 million was primarily due to increased clinical costs as we progressed NVL-655 into the Phase 1 portion of our ALKOVE-1 clinical trial. Research and development expenses related to NVL-330 incurred in the fourth quarter of 2022 relate primarily to IND-enabling studies. We nominated NVL-330 as a development candidate in the third quarter of 2022. The increase in direct research and development expenses related to our discovery programs of $2.4 million was primarily due to progress of our discovery programs. The increase in personnel-related expenses of $9.3 million was primarily due to an increase in headcount. Personnel-related costs for the years ended December 31, 2022 and 2021 included stock-based compensation expense of $4.2 million and $1.3 million, respectively.

General and administrative expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$12,316	$5,131	$7,185
Professional and consultant fees	4,599	3,095	1,504
Insurance and other	5,462	2,032	3,430
Total general and administrative expenses	$22,377	$10,258	$12,119

General and administrative expenses were $22.4 million for the year ended December 31, 2022, compared to $10.3 million for the year ended December 31, 2021. The increase in personnel-related costs of $7.2 million was primarily due to an increase in headcount. Personnel-related costs for the years ended December 31, 2022 and 2021 included stock-based compensation expense of $6.1 million and $2.2 million, respectively. The increase in professional and consultant fees of $1.5 million was primarily due to increased accounting, legal and audit fees. The increase in insurance and other costs of $3.4 million was primarily due to increased insurance and information technology related costs associated with operating as a public company and to support our growing organization.

Other income (expense)

Change in fair value of preferred stock tranche rights

The change in the fair value of the Series A Tranche Rights for the year ended December 31, 2021, was primarily due to the change in the fair value of our Series A convertible preferred stock during that period. All Series A Tranche Rights were settled by March 31, 2021.

Interest income and other income, net

Interest income and other income, net consisted primarily of interest income of $4.3 million for the year ended December 31, 2022, resulting from investing our cash balances. Interest income and other income, net was not significant for the year ended December 31, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through December 31, 2022, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled with convertible preferred stock in February 2021), our IPO and, most recently, with net proceeds of $247.9 million after underwriting discounts and commission and offering costs from our follow-on public offering completed in November 2022. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $472.2 million.

On August 10, 2022, we entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. On October 31, 2022, we entered into an Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that the Company may sell under the ATM Facility to $135.0 million. As of December 31, 2022, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(64,971)	$(40,000)
Net cash used in investing activities	(10,665)	(220,028)
Net cash provided by financing activities	248,916	318,222
Net increase in cash and cash equivalents	$173,280	$58,194

Operating activities

During the year ended December 31, 2022, operating activities used $65.0 million of cash, primarily resulting from our net loss of $81.9 million, partially offset by net non-cash charges of $10.0 million and net cash provided by changes in our operating assets and liabilities of $6.9 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2022, consisted primarily of a $9.7 million increase in accounts payable and accrued expenses, partially offset by an increase of $1.5 million in prepaid expenses and other current assets and an increase of $1.3 million in other assets.

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

Changes in accounts payable, accrued expenses and other current liabilities, prepaid expenses and other current assets and other assets were generally due to growth in our business, the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing activities

During the year ended December 31, 2022, net cash used in investing activities was $10.7 million, due to the purchases of marketable securities during the period, partially offset by sales and maturities of marketable securities.

During the year ended December 31, 2021, net cash used in investing activities was $220.0 million, due to the purchases of marketable securities during the period, partially offset by sales and maturities of marketable securities.

Financing activities

During the year ended December 31, 2022, net cash provided by financing activities was $248.9 million, consisting of proceeds from our follow-on public offering, net of underwriting discounts and commissions of $248.6 million and proceeds from the exercise of stock options of $1.8 million, partially offset by payment of insurance costs financed by a third-party of $0.9 million and payment of public offering costs of $0.6 million.

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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $472.2 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

We lease certain office space in Cambridge, Massachusetts pursuant to a month-to-month lease. We enter into contracts in the normal course of business with our CMOs, CROs and other third parties to support preclinical research studies and other research and development activities. These contracts are generally terminable by us for convenience or for breach after reasonable cure periods.

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

Stock-based compensation

We measure compensation expense for stock-based awards to employees, non-employees and directors based on the fair value on the date of grant. We measure fair value on the date of grant using the Black-Scholes option-pricing model for stock options with service-based vesting. We measure fair value on the date of grant for restricted common stock awards using the difference between the purchase price per share of the award, if any, and the fair value of the Company’s common stock. Compensation expense for the awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with only service-based vesting conditions. We account for forfeitures of stock-based awards as they occur.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Nuvalent, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvalent, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 16, 2023

NUVALENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$241,806	$68,526
Marketable securities	230,357	219,585
Prepaid expenses and other current assets	5,828	2,517
Total current assets	477,991	290,628
Other assets	4,468	3,196
Total assets	$482,459	$293,824
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,195	$2,893
Accrued expenses	12,286	5,894
Total current liabilities	19,481	8,787
Total liabilities	19,481	8,787
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 51,233,701 shares and 42,862,175 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	4
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at December 31, 2022 and 2021	1	1
Additional paid-in capital	623,543	363,483
Accumulated other comprehensive loss	(494)	(228)
Accumulated deficit	(160,077)	(78,223)
Total stockholders’ equity	462,978	285,037
Total liabilities and stockholders’ equity	$482,459	$293,824

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$63,731	$35,559
General and administrative	22,377	10,258
Total operating expenses	86,108	45,817
Loss from operations	(86,108)	(45,817)
Other income (expense):
Change in fair value of preferred stock tranche rights	—	(635)
Interest income and other income, net	4,254	114
Total other income (expense), net	4,254	(521)
Net loss	$(81,854)	$(46,338)
Net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(2.13)
Weighted average shares of common stock outstanding, basic and diluted	49,668,864	21,783,754
Comprehensive loss:
Net loss	$(81,854)	$(46,338)
Other comprehensive loss:
Unrealized losses on marketable securities	(266)	(228)
Comprehensive loss	$(82,120)	$(46,566)

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

								Accumulated			Total
	Convertible		Class A		Class B		Additional	Other		Promissory	Stockholders'
	Preferred Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Note from	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stockholder	(Deficit)
Balances at December 31, 2020	89,945,206	$35,354	3,129,384	$—	—	$—	$842	$—	$(31,885)	$(280)	$(31,323)
Issuance of Series A convertible preferred stock	22,486,302	10,000	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $348	65,223,679	134,652	—	—	—	—	—	—	—	—	—
Conversion of note payable and accrued interest to Series A convertible preferred stock	5,025,604	2,815	—	—	—	—	—	—	—	—	—
Reclassification of preferred stock tranche rights upon settlement	—	2,592	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	(182,680,791)	(185,413)	29,106,831	3	4,835,254	1	185,409	—	—	—	185,413
Issuance of common stock upon initial public offering, net of issuance costs of $3,020	—	—	10,612,500	1	600,000	—	174,249	—	—	—	174,250
Loss on extinguishment of debt	—	—	—	—	—	—	(580)	—	—	—	(580)
Interest on promissory note from related party stockholder	—	—	—	—	—	—	—	—	—	(4)	(4)
Repayment of promissory note from related stockholder party	—	—	—	—	—	—	—	—	—	284	284
Issuance of common stock upon exercise of stock options	—	—	13,460	—	—	—	12	—	—	—	12
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(228)	—	—	(228)
Stock-based compensation expense	—	—	—	—	—	—	3,551	—	—	—	3,551
Net loss	—	—	—	—	—	—	—	—	(46,338)	—	(46,338)
Balances at December 31, 2021	—	—	42,862,175	4	5,435,254	1	363,483	(228)	(78,223)	—	285,037
Issuance of common stock upon exercise of stock options	—	—	476,004	—	—	—	1,840	—	—	—	1,840
Issuance of common stock upon public offering, net of issuance costs of $734	—	—	7,895,522	1	—	—	247,895	—	—	—	247,896
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(266)	—	—	(266)
Stock-based compensation expense	—	—	—	—	—	—	10,325	—	—	—	10,325
Net loss	—	—	—	—	—	—	—	—	(81,854)	—	(81,854)
Balances at December 31, 2022	—	$—	51,233,701	$5	5,435,254	$1	$623,543	$(494)	$(160,077)	$—	$462,978

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(81,854)	$(46,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of preferred stock tranche rights	—	635
Stock-based compensation expense	10,325	3,551
Non-cash interest income on promissory note	—	(4)
Net amortization (accretion) of premiums (discounts) on marketable securities	(373)	215
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,491)	(251)
Other assets	(1,272)	(3,196)
Accounts payable	4,212	1,641
Accrued expenses	5,482	3,747
Net cash used in operating activities	(64,971)	(40,000)
Cash flows from investing activities:
Purchases of marketable securities	(212,916)	(221,043)
Proceeds from sales and maturities of marketable securities	202,251	1,015
Net cash used in investing activities	(10,665)	(220,028)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and preferred stock tranche rights, net of issuance costs	—	144,652
Proceeds from public offerings, net of underwriting discounts and commissions	248,630	177,270
Proceeds from exercise of stock options	1,840	12
Proceeds from repayment of promissory note to stockholder	—	284
Payments of public offering costs	(644)	(3,020)
Payments of insurance costs financed by a third-party	(910)	(976)
Net cash provided by financing activities	248,916	318,222
Net increase in cash and cash equivalents	173,280	58,194
Cash and cash equivalents at beginning of period	68,526	10,332
Cash and cash equivalents at end of period	$241,806	$68,526
Supplemental disclosure of noncash financing information:
Insurance premium financed by a third-party	$1,820	$1,952
Public offering costs included in accounts payable	$90	$—
Settlement of notes payable and accrued interest for preferred stock	$—	$2,235
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$185,413
Loss on extinguishment of debt	$—	$580
Settlement of preferred stock tranche rights	$—	$2,592

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

On November 3, 2022, the Company issued and sold 7,895,522 shares of Class A common stock, including the exercise in full by the underwriters of their option to purchase 1,029,850 additional shares of Class A common stock, in a follow-on public offering at a public offering price of $33.50 per share, resulting in net proceeds of $247.9 million after deducting underwriting discounts and commissions and offering costs.

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

The Company has incurred recurring losses since inception, including net losses of $81.9 million and $46.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $160.1 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2022 and 2021, the Company maintained cash, cash equivalents and marketable securities balances in excess of federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge recorded in the consolidated statements of operations and other comprehensive loss. No such adjustments were necessary during the periods presented. The Company classifies its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.

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

Stock-based compensation

The Company measures compensation expense for stock-based awards to employees, non-employees and directors based on the fair value on the date of grant. The Company measures fair value on the date of grant using the Black-Scholes option-pricing model for stock options with service-based vesting. The Company measures fair value on the date of grant for restricted common stock awards using the difference between the purchase price per share of the award, if any, and the fair value of the Company’s common stock. Compensation expense for the awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight-line method to record the expense of awards with service-based vesting conditions. The Company accounts for forfeitures of stock-based awards as they occur.

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

The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 6, the rights of the holders of Class A and Class B common stock are substantially identical, except with respect to voting and conversion. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time, subject to the ownership limitations provided for in the Company’s amended and restated certificate of incorporation. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2022	2021
Unvested restricted common stock	—	21,129
Options to purchase common stock	6,453,741	4,909,545
	6,453,741	4,930,674

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, this guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those years. For nonpublic entities and smaller reporting companies, this guidance was effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those years. Early application continues to be allowed. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

Recently adopted accounting pronouncements

Effective January 1, 2022, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Therefore, as of and for the year ended December 31, 2021, the Company’s consolidated financial statements continue to be presented in accordance with ASC Topic 840, Leases, the accounting standard originally in effect for such period. As of and for the year ended December 31, 2022, the Company’s consolidated financial statements are presented in accordance with ASC 842. The Company elected to use the transition package of three practical expedients, which among other things, allowed the Company to carry forward the historical lease classification. The Company elected, under ASC 842, the further practical expedient not to separate non-lease components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of 12 months or less off the balance sheet and to recognize payments for those leases on a straight-line basis over the lease term. As the Company’s only existing lease as of the adoption date was for office space with a term of less than 12 months, there was no impact to the Company’s consolidated financial statements on the date of adoption.

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

3. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$90,685	$1	$(93)	$90,593
Corporate bonds (due within one year)	70,668	1	(332)	70,337
Government securities (due within one year)	19,267	22	(28)	19,261
U.S. treasury securities (due within one year)	28,560	—	(23)	28,537
Corporate bonds (due after one year through two years)	5,262	—	(18)	5,244
Government securities (due after one year through two years)	16,409	—	(24)	16,385
	$230,851	$24	$(518)	$230,357

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$121,156	$—	$(44)	$121,112
Corporate bonds (due within one year)	43,756	—	(60)	43,696
Government securities (due within one year)	4,583	—	(10)	4,573
U.S. treasury securities (due within one year)	10,056	—	(9)	10,047
Corporate bonds (due after one year through two years)	36,218	1	(99)	36,120
Government securities (due after one year through two years)	4,045	—	(8)	4,037
	$219,814	$1	$(230)	$219,585

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$240,803	$—	$—	$240,803
Marketable securities:
Commercial paper	—	90,593	—	90,593
Corporate bonds	—	75,581	—	75,581
Government securities	—	35,646	—	35,646
U.S. treasury securities	—	28,537	—	28,537
	$240,803	$230,357	$—	$471,160

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$67,522	$—	$—	$67,522
Marketable securities:
Commercial paper	—	121,112	—	121,112
Corporate bonds	—	79,816	—	79,816
Government securities	—	8,610	—	8,610
U.S. treasury securities	—	10,047	—	10,047
	$67,522	$219,585	$—	$287,107

Money market funds were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Corporate bonds, commercial paper, government securities and U.S. treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the years ended December 31, 2022 and 2021, there were no transfers in or out of Level 3.

During the year ended December 31, 2021, the Company settled outstanding preferred stock tranche rights (the “Series A Tranche Rights”) issued to the original purchasers of the Series A convertible preferred stock upon the issuance of 22,486,302 shares of Series A convertible preferred stock at an issuance price of $0.4447152 per share. The Series A Tranche Rights met the definition of a freestanding financial instrument as the Series A Tranche Rights were legally detachable and separately exercisable from the Series A convertible preferred stock. The fair value of the Series A Tranche Rights were initially classified as a liability and recorded at fair value and were subject to remeasurement at each reporting date until each Series A Tranche Right was exercised. During the year ended December 31, 2021, the Company recorded other expense of $0.6 million, representing the change in fair value of the Series A Tranche Rights. Upon issuance of the shares in final settlement of the liability the Company reclassified $2.6 million from a liability to the value of the preferred stock issued.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation and benefits	$4,852	$2,730
Accrued external research and development expenses	5,944	1,757
Accrued insurance	910	976
Other	580	431
	$12,286	$5,894

6. Common Stock

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

7. Stock-Based Compensation

2017 stock option and grant plan

The Company’s 2017 Stock Option and Grant Plan (the “2017 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company. The 2017 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated. Upon effectiveness of the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) the remaining shares available under the 2017 Plan ceased to be available for issuance and no future issuances have been or will be made under the 2017 Plan.

2021 equity incentive plan

On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Plan, which became effective on July 28, 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares of Class A common stock initially reserved for issuance under the 2021 Plan was 5,866,004, which was increased by 2,414,871 on January 1, 2022, and shall be further increased on each January 1 thereafter by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expired or are otherwise terminated (other than by exercise) under the 2021 Plan and the Company’s previously outstanding 2017 Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of December 31, 2022, 5,661,778 shares of Class A common stock remained available for future issuance under the 2021 Plan. The number of authorized shares reserved for issuance was increased by 2,833,447 shares effective as of January 1, 2023, in accordance with the provisions of the 2021 Plan described above.

2021 employee stock purchase plan

On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Employee Stock Purchase Plan, which became effective on July 28, 2021. The Company’s board of directors approved the amendment and restatement of the 2021 Employee Stock Purchase Plan in its entirety on June 16, 2022 (as amended and restated, the “ESPP”). A total of 473,064 shares of Class A common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of Class A common stock that may be issued under the ESPP automatically increased by 473,064 shares on January 1, 2022, and will automatically increase on each January thereafter through January 1, 2031, by the least of (i) 473,064 shares of Class A common stock, (ii) 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the ESPP.

The ESPP permits eligible employees to purchase shares of the Company’s Class A common stock at a discount and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods beginning in December and June, with the initial offering period commencing on December 1, 2022. On the first day of each offering period, each employee who is enrolled in the ESPP will automatically receive an option to purchase up to a whole number of shares of the Company’s Class A common stock. The purchase price of each of the shares purchased, in a given purchase period, will be 85% of the closing price of a share of the Class A common stock, on the first day of the offering period or the last day of the purchase period, whichever is lower. During the year ended December 31, 2022, no shares were issued under the ESPP, and as of December 31, 2022, 946,128 shares remained available for issuance. The number of authorized shares reserved for issuance was increased by 473,064 shares effective as of January 1, 2023, in accordance with the provisions of the ESPP described above.

Stock options

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.1%	0.8%
Expected volatility	77.5%	79.8%
Expected dividend yield	—	—
Expected term (in years)	6.0	6.1

The following table summarizes the Company’s option activity since December 31, 2021:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,909,545	$6.44	9.09	$62,702
Granted	2,178,910	17.14
Exercised	(476,004)	3.86
Forfeited	(158,710)	18.72
Outstanding as of December 31, 2022	6,453,741	$9.94	8.49	$128,285
Vested and expected to vest as of December 31, 2022	6,453,741	$9.94	8.49	$128,285
Options exercisable as of December 31, 2022	1,953,604	$5.63	8.03	$47,200

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $10.7 million and $0.3 million, respectively.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $11.54 per share and $5.87 per share, respectively.

Restricted common stock

As of December 31, 2021, the Company had 21,129 shares of restricted common stock outstanding, all of which vested in 2022. The aggregate fair value of restricted common stock that vested during the years ended December 31, 2022 and 2021 was $0.2 million and less than $0.1 million, respectively. As of December 31, 2022, there were no unvested shares of restricted common stock.

Stock-based compensation

The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expenses	$4,214	$1,349
General and administrative expenses	6,111	2,202
	$10,325	$3,551

As of December 31, 2022, total unrecognized compensation cost related to common stock options was $30.7 million, which is expected to be recognized over a weighted average period of 2.7 years.

8. Income Taxes

During the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.5	6.2
Tax credits generated	6.6	4.1
Change in deferred tax asset valuation allowance	(35.1)	(29.5)
Series A tranche rights change in fair value	—	(1.1)
Stock-based compensation	1.1	(0.7)
Other	(0.1)	—
Effective income tax rate	—%	—%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$24,829	$19,951
Capitalized research and development	16,839	—
Research and development tax credit carryforwards	7,465	2,175
Stock-based compensation	1,634	499
Other	1,345	779
Total deferred tax assets	52,112	23,404
Valuation allowance	(52,107)	(23,400)
Net deferred tax assets	5	4
Deferred tax liabilities
Other	(5)	(4)
Total deferred tax liabilities	(5)	(4)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $91.1 million and $90.5 million, respectively, which may be available to offset future taxable income. The federal net operating losses include $1.1 million which expire in 2037 and $90.0 million which carryforward indefinitely, but may only be used to offset 80% of annual taxable income. The state net operating losses expire at various dates beginning in 2037. As of December 31, 2022, the Company also had federal and state research and development tax credit carryforwards of $5.6 million and $2.4 million, respectively, which may be available to offset future tax liabilities and expire at various dates beginning in 2033.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”), and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period.

The valuation allowance increased during the year ended December 31, 2022 primarily as a result of research and development costs capitalized under Section 174 of the IRC and increases in research and development tax credit and net operating loss carryforwards. The valuation allowance increased during the year ended December 31, 2021 primarily as a result of the increase in net operating loss carryforwards. The changes in the valuation allowance for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Valuation allowance as of beginning of year	$23,400	$9,780
Increases recorded to income tax provision	28,707	13,620
Valuation allowance as of end of year	$52,107	$23,400

As of December 31, 2022 and 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S. and Massachusetts, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2019 to the present.

9. Commitments and Contingencies

Revenue share

The Company has revenue sharing agreements with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively “Deerfield”), an investor in the Company, and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for this liability at fair value with changes recognized in the consolidated statements of operations and comprehensive loss. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to either of the revenue sharing agreements at inception and at December 31, 2022 and 2021. The Company currently does not have any net sales and as a result has paid no amounts under these obligations nor has the Company accrued any liability as of December 31, 2022 and 2021.

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

10. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. In September 2021, the Company adopted a match program for employee contributions to the 401(k) Plan up to a maximum of six percent of the employee’s salary for the year ended December 31, 2022. For the year ended December 31, 2022, the Company recorded expense of $0.6 million, related to these matching contributions. There was no discretionary match made under the 401(k) Plan for the year ended December 31, 2021.

11. Related Parties

In February 2021, the Company issued 5,025,604 shares of Series A convertible preferred stock in full settlement of $2.0 million of promissory notes (the “Notes”) issued to Deerfield in 2017 and accrued interest due thereon. The issuance of the Series A convertible preferred stock was recorded at fair value and as a result, the Company recorded a loss on extinguishment of debt of $0.6 million upon the conversion representing the difference between the carrying value of the Notes and the fair value of the Series A convertible preferred stock. The loss on extinguishment of debt was recognized as additional paid-in capital, a component of stockholders’ equity (deficit), due to the related party nature of the Notes.

In July 2021, an outstanding promissory note of $0.3 million issued to the scientific founder of the Company in 2020 was fully repaid and cancelled.

The Company is obligated to pay low single digit percentage rates of net sales of certain commercial products to Deerfield and its scientific founder. As of December 31, 2022 and 2021, no products have been commercialized and no amounts have been paid or become due (see Note 9).

In February 2017, the Company entered into a three-year consulting agreement with the scientific founder of the Company who is also a board member and a stockholder. The consulting agreement between the scientific founder and the Company continues at will. During the years ended December 31, 2022 and 2021, the Company paid the scientific founder $0.2 million and $0.3 million, respectively. As of December 31, 2022 and 2021, the Company had less than $0.1 million in accounts payable to the scientific founder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 14, 2023, our board of directors approved an amendment and restatement of our amended and restated bylaws (as so amended and restated, our amended and restated bylaws), effective immediately. The amendments effected by our amended and restated bylaws, among other things:

•
Eliminate the former requirement that the list of stockholders entitled to vote at a stockholder meeting also be made available during the actual meeting;
•
Address adjournment of stockholder meetings relying on remote communication due to a technical failure;
•
Revise and enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submission of proposals regarding other business at stockholder meetings by:
o
Requiring additional background information, disclosures and certain representations from proposing stockholders and beneficial owners and the respective affiliates and associates of, or others acting in concert with such stockholder and such beneficial owner (each, a Stockholder Associated Person);
o
Providing that if any stockholder, Proposing Person(s) (as defined in our amended and restated bylaws) and/or Stockholder Associated Person that intends to solicit proxies in support of any nominees other than the company’s nominees provides the notice and information required by Rule 14a-19(b) under Exchange Act, then such stockholder, Proposing Person(s) and/or Stockholder Associated Person, upon request by the company, must provide to the company no later than five business days prior to the applicable meeting, reasonable evidence that it has met the requirements of soliciting the holders of shares of at least 67% of the voting power of shares entitled to vote on the election of directors and including a statement to that effect in the proxy statement or form of proxy; and
o
Providing that if any stockholder, Proposing Person(s) and/or Stockholder Associated Person fails to comply with the requirements of Rule 14a-19 under the Exchange Act (or fails to timely provide reasonable evidence sufficient to satisfy the company that such requirements have been met), then the company will disregard the nomination of each of the director nominees proposed by such stockholder, Proposing Person(s) and/or Stockholder Associated Person and any proxies or votes solicited for such nominees;
•
Add an emergency bylaw provision to provide clarity and authority to directors and certain officers during an emergency situation that would otherwise prevent a quorum of our board of directors or a board committee from being achieved; and
•
Make various other updates, including certain technical, conforming and clarifying changes.

The foregoing description of our amended and restated bylaws is qualified in its entirety by reference to the full text of our amended and restated bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Item 1 of this Annual Report on Form 10-K. The remaining information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 99 of this Annual Report, incorporated into this Item by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40671	3.1	8/2/2021
3.2	Amended and Restated Bylaws of the Registrant					X
4.1	Specimen Class A Common Stock Certificate	S-1	333-257730	4.1	7/7/2021
4.2	Specimen Class B Common Stock Certificate	S-1	333-257730	4.2	7/7/2021
4.3	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, effective as of April 30, 2021	S-1	333-257730	4.3	7/7/2021
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-40671	4.4	3/29/2022
10.1#	2021 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-257730	10.2	7/26/2021
10.2#	Amended and Restated 2021 Employee Stock Purchase Plan	10-Q	001-40671	10.1	8/10/2022
10.3#	Form of Indemnification Agreement between the Registrant and each of its directors	S-1	333-257730	10.4	7/7/2021
10.4#	Form of Indemnification Agreement between the Registrant and each of its executive officers	S-1	333-257730	10.5	7/7/2021
10.5#	Senior Executive Cash Incentive Bonus Plan	S-1	333-257730	10.6	7/7/2021
10.6#α	Form of Executive Employment Agreement	S-1	333-257730	10.7	7/7/2021
10.7#	Non-Employee Director Compensation Policy					X
10.8#	Employment Agreement, by and between the Registrant and James R. Porter, effective August 2, 2021	S-1	333-257730	10.9	7/7/2021
10.9†	Amended and Restated Revenue Sharing Agreement, by and between the Registrant and Matthew Shair, effective as of February 2, 2017	S-1	333-257730	10.11	7/7/2021
10.10†	Amended and Restated Revenue Sharing Agreement, by and between the Registrant, Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P., effective as of February 2, 2017	S-1	333-257730	10.12	7/7/2021
10.11	Sales Agreement, by and between the Registrant and Cowen and Company, LLC, effective as of August 10, 2022	S-3	333-266731	1.2	8/10/2022
10.12	Amendment No. 1 to the Sales Agreement with Cowen and Company, LLC, effective as of October 31, 2022	8-K	001-40671	1.2	11/1/2022
21.1	Subsidiaries of the Registrant	10-K	001-40671	21.1	3/29/2022
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
α	Nuvalent, Inc. has entered into an Executive Employment Agreement with each of Alexandra Balcom, Deborah Miller, Darlene Noci and Christopher D. Turner.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
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

NUVALENT, INC.

Date: March 16, 2023	By:	/s/ James R. Porter
James R. Porter, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James R. Porter	President, Chief Executive Officer and Director	March 16, 2023
James R. Porter, Ph.D.	(Principal Executive Officer)
/s/ Alexandra Balcom	Chief Financial Officer	March 16, 2023
Alexandra Balcom	(Principal Financial and Accounting Officer)
/s/ Emily Drabant Conley	Director	March 16, 2023
Emily Drabant Conley, Ph.D.
/s/ D. Gary Gilliland	Director	March 16, 2023
D. Gary Gilliland, M.D., Ph.D.
/s/ Andrew A. F. Hack	Director	March 16, 2023
Andrew A. F. Hack, M.D., Ph.D.
/s/ Michael Meyers	Director	March 16, 2023
Michael Meyers, M.D., Ph.D.
/s/ Joseph Pearlberg	Director	March 16, 2023
Joseph Pearlberg, M.D., Ph.D.
/s/ Anna Protopapas	Director	March 16, 2023
Anna Protopapas
/s/ Matthew Shair	Director	March 16, 2023
Matthew Shair, Ph.D.
/s/ Sapna Srivastava	Director	March 16, 2023
Sapna Srivastava, Ph.D.
/s/ Cameron A. Wheeler	Director	March 16, 2023
Cameron A. Wheeler, Ph.D.