Form 10-Q
period 2023-03-31
Nuvalent, Inc.
filed 2023-05-11
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 51,385,516 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

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
•
the effect of global geopolitical developments, including without limitation COVID-19 and the military conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NUVALENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$90,115	$241,806
Marketable securities	360,347	230,357
Prepaid expenses and other current assets	5,831	5,828
Total current assets	456,293	477,991
Other assets	4,696	4,468
Total assets	$460,989	$482,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,433	$7,195
Accrued expenses	10,588	12,286
Total current liabilities	17,021	19,481
Total liabilities	17,021	19,481
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 51,316,690 shares and 51,233,701 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	629,533	623,543
Accumulated other comprehensive loss	(302)	(494)
Accumulated deficit	(185,269)	(160,077)
Total stockholders’ equity	443,968	462,978
Total liabilities and stockholders’ equity	$460,989	$482,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$22,125	$12,693
General and administrative	8,085	4,995
Total operating expenses	30,210	17,688
Loss from operations	(30,210)	(17,688)
Other income (expense):
Interest income and other income, net	5,018	139
Total other income, net	5,018	139
Net loss	$(25,192)	$(17,549)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.36)
Weighted average shares of common stock outstanding, basic and diluted	56,703,873	48,284,778
Comprehensive loss:
Net loss	$(25,192)	$(17,549)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	192	(791)
Comprehensive loss	$(25,000)	$(18,340)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	51,233,701	$5	5,435,254	$1	$623,543	$(494)	$(160,077)	$462,978
Issuance of common stock upon exercise of stock options	82,989	—	—	—	619	—	—	619
Unrealized gains on marketable securities	—	—	—	—	—	192	—	192
Stock-based compensation expense	—	—	—	—	5,371	—	—	5,371
Net loss	—	—	—	—	—	—	(25,192)	(25,192)
Balances at March 31, 2023	51,316,690	$5	5,435,254	$1	$629,533	$(302)	$(185,269)	$443,968

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	42,862,175	$4	5,435,254	$1	$363,483	$(228)	$(78,223)	$285,037
Issuance of common stock upon exercise of stock options	16,572	—	—	—	13	—	—	13
Unrealized losses on marketable securities	—	—	—	—	—	(791)	—	(791)
Stock-based compensation expense	—	—	—	—	2,205	—	—	2,205
Net loss	—	—	—	—	—	—	(17,549)	(17,549)
Balances at March 31, 2022	42,878,747	$4	5,435,254	$1	$365,701	$(1,019)	$(95,772)	$268,915

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,192)	$(17,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,371	2,205
Net amortization (accretion) of premiums (discounts) on marketable securities	(2,538)	276
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3)	778
Other assets	(228)	630
Accounts payable	(672)	1,353
Accrued expenses	(1,152)	(1,235)
Net cash used in operating activities	(24,414)	(13,542)
Cash flows from investing activities:
Purchases of marketable securities	(187,948)	(13,943)
Proceeds from sales and maturities of marketable securities	60,688	27,000
Net cash provided by (used in) investing activities	(127,260)	13,057
Cash flows from financing activities:
Payments of insurance costs financed by a third-party	(546)	(781)
Proceeds from issuance of common stock upon option exercise	619	13
Payments of offering costs	(90)	—
Net cash used in financing activities	(17)	(768)
Net decrease in cash and cash equivalents	(151,691)	(1,253)
Cash and cash equivalents at beginning of period	241,806	68,526
Cash and cash equivalents at end of period	$90,115	$67,273

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

The Company is subject to risks similar to those of other pre-commercial stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, the need to obtain adequate additional financing to fund the development of its product candidates, and the impact of COVID-19 and other global geopolitical events on the Company’s business. There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained and maintained, that any product candidates will receive required regulatory approval or that approved products, if any, will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

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

Basis of presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nuvalent Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.

The Company has incurred recurring losses since inception, including net losses of $25.2 million for the three months ended March 31, 2023, and $81.9 million for the year ended December 31, 2022. As of March 31, 2023, the Company had an accumulated deficit of $185.3 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements.

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

Unaudited interim financial information

The consolidated balance sheet at December 31, 2022, was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, on file with the SEC. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2023, and results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The Company’s results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s investments are comprised of commercial paper and corporate bonds of corporations and U.S. Treasury and U.S. government agency debt securities. As of March 31, 2023 and December 31, 2022, the Company maintained cash, cash equivalents and marketable securities balances in excess of federally insured limits. However, the Company mitigates credit risk by maintaining a diversified portfolio, placing its cash with high credit quality financial institutions and limiting the amount of investment exposure as to institution, maturity and investment type.

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

Marketable securities

The Company’s marketable securities (non-equity instruments) are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company classifies its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.

Effective January 1, 2023, when the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the three months ended March 31, 2023.

Net income (loss) per share

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Unvested restricted common stock	—	21,129
Options to purchase common stock	8,505,182	6,250,433
	8,505,182	6,271,562

Recently adopted accounting pronouncements

Effective January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments for the year ended December 31, 2023. The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$125,640	$52	$(89)	$125,603
Corporate bonds (due within one year)	78,062	7	(244)	77,825
Government securities (due within one year)	46,261	27	(45)	46,243
U.S. treasury securities (due within one year)	43,236	15	(10)	43,241
Corporate bonds (due after one year through three years)	34,534	26	(119)	34,441
Government securities (due after one year through two years)	27,979	67	(5)	28,041
U.S. treasury securities (due after one year through two years)	4,937	16	—	4,953
	$360,649	$210	$(512)	$360,347

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$90,685	$1	$(93)	$90,593
Corporate bonds (due within one year)	70,668	1	(332)	70,337
Government securities (due within one year)	19,267	22	(28)	19,261
U.S. treasury securities (due within one year)	28,560	—	(23)	28,537
Corporate bonds (due after one year through two years)	5,262	—	(18)	5,244
Government securities (due after one year through two years)	16,409	—	(24)	16,385
	$230,851	$24	$(518)	$230,357

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$79,079	$—	$—	$79,079
Marketable securities:
Commercial paper	—	125,603	—	125,603
Corporate bonds	—	112,266	—	112,266
Government securities	—	74,284	—	74,284
U.S. treasury securities	—	48,194	—	48,194
	$79,079	$360,347	$—	$439,426

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$240,803	$—	$—	$240,803
Marketable securities:
Commercial paper	—	90,593	—	90,593
Corporate bonds	—	75,581	—	75,581
Government securities	—	35,646	—	35,646
U.S. treasury securities	—	28,537	—	28,537
	$240,803	$230,357	$—	$471,160

Money market funds were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government securities and U.S. treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three months ended March 31, 2023 and 2022, there were no transfers in or out of Level 3.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued employee compensation and benefits	$2,132	$4,852
Accrued external research and development expenses	7,469	5,944
Other	987	1,490
	$10,588	$12,286

6. Stock-Based Compensation

2021 stock option and incentive plan

On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective on July 28, 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares of Class A common stock reserved for issuance under the 2021 Plan shall be increased on each January 1 by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The number of shares of Class A common stock reserved for issuance was increased by 2,833,447 shares effective as of January 1, 2023, in accordance with the provisions of the 2021 Plan described above. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expired or are otherwise terminated (other than by exercise) under the 2021 Plan and the Company’s previously outstanding 2017 Stock Option and Grant Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of March 31, 2023, 6,360,795 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Employee Stock Purchase Plan, which became effective on July 28, 2021. The Company’s board of directors approved the amendment and restatement of the 2021 Employee Stock Purchase Plan in its entirety on June 16, 2022 (as amended and restated, the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods beginning in December and June. On the first day of each offering period, the Company will grant to each employee who is enrolled in the ESPP an option to purchase up to a whole number of shares of Class A common stock. The purchase price of each of the shares purchased in a given purchase period will be 85% of the closing price of a share of the Class A common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The number of shares of Class A common stock that may be issued under the ESPP will automatically increase on each January through January 1, 2031, by the least of (i) 473,064 shares of Class A common stock, (ii) 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the ESPP.

The initial offering period of the ESPP commenced on December 1, 2022. The number of shares of Class A common stock reserved for issuance was increased by 473,064 shares effective as of January 1, 2023, in accordance with the provisions of the ESPP described above. During the three months ended March 31, 2023, no shares were sold under the ESPP, and as of March 31, 2023, 1,419,192 shares remained available for issuance and sale.

Option grants

During the three months ended March 31, 2023 the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 2,134,430 shares of Class A common stock with a total grant-date fair value of $41.7 million.

Stock-based compensation

The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$2,513	$947
General and administrative expenses	2,858	1,258
	$5,371	$2,205

As of March 31, 2023, total unrecognized compensation cost related to common stock options was $67.1 million, which is expected to be recognized over a weighted average period of 3.2 years.

7. Commitments and Contingencies

Leases

The Company leases office space pursuant to a month-to month lease and as such categorizes all of its lease expense as short-term lease cost. During each of the three months ended March 31, 2023 and 2022, the Company recorded short-term lease costs of less than $0.1 million.

Revenue share

The Company has revenue sharing agreements with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company, and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for this liability at fair value with changes recognized in the consolidated statements of operations and comprehensive loss. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to either of the revenue sharing agreements at inception and at March 31, 2023 and December 31, 2022. The Company currently does not have any net sales and as a result has paid no amounts under these agreements nor has the Company accrued any liability as of March 31, 2023 and December 31, 2022 under these agreements.

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

8. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax and after-tax contributions to the 401(k) Plan up to statutory limits. The Company has established a match program for employee contributions to the 401(k) Plan up to a maximum of six percent of the employee’s salary. For the three months ended March 31, 2023 and 2022, the Company recorded expense of $0.3 million and $0.1 million, respectively, related to these matching contributions.

9. Related Parties

The Company is obligated to pay low single digit percentage rates of net sales of certain commercial products to Deerfield and its scientific founder. As of March 31, 2023 and December 31, 2022, no products have been commercialized and no amounts have been paid or become due (see Note 7).

In February 2017, the Company entered into a three-year consulting agreement with the scientific founder of the Company who is also a board member and a stockholder. The consulting agreement between the scientific founder and the Company continues at will. During each of the three months ended March 31, 2023 and 2022, the Company paid the scientific founder $0.1 million. As of March 31, 2023 and December 31, 2022, the Company had no accounts payable and less than $0.1 million in accounts payable, respectively, to the scientific founder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 16, 2023 (2022 Form 10-K). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1.A. Risk Factors” section of this Quarterly Report and our other filings with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

NVL-520

Our first lead product candidate, NVL-520, is being developed for patients with ROS proto-oncogene 1 (ROS1)-positive non-small cell lung cancer (NSCLC). NVL-520 is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, central nervous system (CNS)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (TKIs). Our ARROS-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-520 as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors.

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

Our ALKOVE-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-655 as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. In June 2022, we announced that the first patient was dosed with NVL-655 in the ALKOVE-1 clinical trial. We expect to report preliminary dose-escalation data from the ongoing Phase 1 portion of ALKOVE-1 in the second half of 2023.

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

Other Candidates and Discovery Programs

Our newest product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2 mutations occurring through deletions, insertions, or duplications (collectively, known as HER2 Exon 20 Insertions, or HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor receptor (EGFR). Preclinical data has shown that NVL-330 potently inhibited HER2ex20 in cell-based assays, was brain penetrant, and was highly selective for HER2ex20 over the structurally related wild-type EGFR. IND-enabling studies are ongoing for this program.

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

Prior to our initial public offering (IPO), we funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018) and debt financing from stockholders (which was settled in convertible preferred stock in February 2021). On August 2, 2021, we completed an IPO of our common stock pursuant to which we issued and sold 10,612,500 shares of Class A common stock and 600,000 shares of Class B common stock, including the exercise in full by the underwriters of their option to purchase 1,462,500 additional shares of Class A common stock, at a public offering price of $17.00 per share. We received net proceeds of approximately $174.3 million after deducting underwriting discounts and commissions and offering costs. On November 3, 2022, we issued and sold 7,895,522 shares of our Class A common stock, including the exercise in full by the underwriters of their option to purchase 1,029,850 additional shares of Class A common stock, in a follow-on public offering at a public offering price of $33.50 per share, resulting in net proceeds of $247.9 million after deducting underwriting discounts and commission and offering costs.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $25.2 million for the three months ended March 31, 2023, and $81.9 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $185.3 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to COVID-19 and geopolitical events, including civil or political unrest (such as the ongoing military conflict between Ukraine and Russia). In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

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

COVID-19 and other significant geopolitical factors, including the ongoing military conflict between Russia and Ukraine, continue to evolve. The extent of the impact of these events on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including their impact on our development activities, clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as their impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of these events is highly uncertain and subject to change. We will continue to monitor these situations and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which COVID-19 and other significant geopolitical factors may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, and on our ability to initiate and conduct clinical trials in the timelines we expect, remains uncertain.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$22,125	$12,693	$9,432
General and administrative	8,085	4,995	3,090
Total operating expenses	30,210	17,688	12,522
Loss from operations	(30,210)	(17,688)	(12,522)
Other income (expense):
Interest income and other income, net	5,018	139	4,879
Total other income, net	5,018	139	4,879
Net loss	$(25,192)	$(17,549)	$(7,643)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
NVL-520	$5,743	$4,004	$1,739
NVL-655	4,282	2,234	2,048
NVL-330	2,626	—	2,626
Discovery programs	2,088	2,491	(403)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	6,690	3,668	3,022
Other	696	296	400
Total research and development expenses	$22,125	$12,693	$9,432

Research and development expenses were $22.1 million for the three months ended March 31, 2023, compared to $12.7 million for the three months ended March 31, 2022. The increase in direct research and development expenses related to NVL-520 of $1.7 million was primarily due to increased clinical costs incurred for the Phase 1 portion of our ARROS-1 clinical trial. The increase in direct research and development expenses related to NVL-655 of $2.0 million was primarily due to an increase in clinical and manufacturing costs incurred for the Phase 1 portion of our ALKOVE-1 clinical trial. The increase in direct research and development expenses related to NVL-330 of $2.6 million was primarily due to increased manufacturing costs for IND-enabling studies. We nominated NVL-330 as a development candidate in the third quarter of 2022. The increase in personnel-related expenses of $3.0 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended March 31, 2023 and 2022, included stock-based compensation expense of $2.5 million and $0.9 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$4,873	$2,566	$2,307
Professional and consultant fees	1,283	870	413
Insurance and other	1,929	1,559	370
Total general and administrative expenses	$8,085	$4,995	$3,090

General and administrative expenses for the three months ended March 31, 2023, were $8.1 million compared to $5.0 million for the three months ended March 31, 2022. The increase in personnel-related expenses of $2.3 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended March 31, 2023 and 2022, included stock-based compensation expense of $2.9 million and $1.3 million, respectively. Professional and consultant fees increased primarily due to costs associated with operating as a public company. The increase in insurance and other of $0.4 million was due to increased recruiting and other costs associated with operating as a public company and to support our growing organization.

Other income (expense)

Interest income and other income, net

Interest income and other income, net consisted primarily of interest income for the three months ended March 31, 2023 and 2022, resulting from investing our cash balances. The increase in interest income was due to higher invested cash balances and higher interest rates earned.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through March 31, 2023, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled with convertible preferred stock in February 2021), our IPO and, most recently, with net proceeds of $247.9 million after deducting underwriting discounts and commission and offering costs from our follow-on public offering completed in November 2022. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $450.5 million.

On August 10, 2022, we entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. On October 31, 2022, we entered into an Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that the Company may sell under the ATM Facility to $135.0 million. As of March 31, 2023, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(24,414)	$(13,542)
Net cash provided by (used in) investing activities	(127,260)	13,057
Net cash used in financing activities	(17)	(768)
Net decrease in cash and cash equivalents	$(151,691)	$(1,253)

Operating activities

During the three months ended March 31, 2023, operating activities used $24.4 million of cash, resulting from our net loss of $25.2 million and net cash used by changes in our operating assets and liabilities of $2.1 million, partially offset by net non-cash charges of $2.8 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2023, consisted primarily of a decrease in accounts payable and accrued expenses of $1.8 million and an increase in other assets of $0.2 million.

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

Investing activities

During the three months ended March 31, 2023, net cash used in investing activities was $127.3 million, due to purchases of marketable securities of $187.9 million, partially offset by proceeds from sales and maturities of marketable securities of $60.7 million.

During the three months ended March 31, 2022, net cash provided by investing activities was $13.1 million, due to proceeds from sales and maturities of marketable securities of $27.0 million, partially offset by purchases of marketable securities of $13.9 million.

Financing activities

During the three months ended March 31, 2023, net cash used in financing activities was insignificant, consisting of payments of insurance costs financed by a third-party of $0.5 million and payments of offering costs relating to our 2022 public offering of $0.1 million, which amounts were almost entirely offset by proceeds from the exercise of common stock options of $0.6 million.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $450.5 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2022 Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2022 Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2023, we were not party to any material legal proceedings.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $25.2 million for the three months ended March 31, 2023, and $81.9 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $185.3 million. We are still in the early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to COVID-19 and geopolitical events, including civil or political unrest (such as the ongoing military conflict between Ukraine and Russia). In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•
our ability to compete with other therapies; and
•
our ability to address any potential delays resulting from factors related to COVID-19 and other global geopolitical events.

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

Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the European Union (EU) recently evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an IEC, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

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

We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any of our product candidates.

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

The success of other research candidates that we may develop will depend on many factors, including the following:

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
•
adverse events in clinical trials; and
•
addressing any delays resulting from factors related to COVID-19 and other global geopolitical events.

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

A key element of our strategy, which is unproven, is to use and expand our expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery of and initiation of clinical development of NVL-520 and NVL-655, and preclinical development of NVL-330, such product candidates and any other product candidates we may develop may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. For example, we may not be successful in identifying genomic alterations that are oncogenic and are targeted for patient populations that result in sufficient enrollment size or present attractive commercial opportunities. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which would result in significant harm to our financial position and adversely affect our business.

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
•
we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;
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

COVID-19 could adversely impact our business, including our clinical trials and preclinical studies.

COVID-19 could adversely impact our business, including our clinical trials and preclinical studies. As new variants of the virus continue to emerge, we may experience disruptions that could impact our business and clinical trials, including:

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

Additionally, certain third parties may experience continued business disruptions, which could limit our ability to conduct our business in the manner and on the timelines presently planned. For example, as a result of COVID-19, there have been delays in the procurement of materials and our manufacturing supply chain for our product candidates. While these delays have not had a material impact on our development timelines or processes to date, they could delay or otherwise impact our preclinical studies and clinical trials in the future. CROs also made certain adjustments to the operation of clinical trials in response to COVID-19 in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with guidance issued by the FDA. These CROs may need to make further adjustments in the future due to COVID-19 or other public health emergencies that could impact the timing or enrollment of our clinical trials. Many of these would increase costs, and may have negative effects on the enrollment, progress and completion of these trials and the findings from these trials.

On January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would issue a Federal Register notice describing how the termination of the public health emergency will impact the FDA’s COVID-19 related guidance. On March 13, 2023, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends on May 11, 2023, and allow 22 to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and 4 whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

The global outbreak of COVID-19 continues to evolve. While the extent of the impact of COVID-19 on our business and financial results is uncertain, a continued and prolonged public health crisis could have a material negative impact on our business, financial condition and operating results.

To the extent COVID-19 adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

We have limited resources and are currently focusing our efforts on the development of NVL-520, NVL-655 and NVL-330 in particular indications and advancing our discovery programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing our resources and efforts on our lead product candidates, NVL-520 and NVL-655, for advanced ROS1-positive NSCLC and other solid tumors and advanced ALK-positive NSCLC and other solid tumors, respectively, on our NVL-330 product candidate for HER2 Exon 20 mutation-positive NSCLC, and on advancing our discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for NVL-520, NVL-655, NVL-330 and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for NVL-520, NVL-655, NVL-330 or any future product candidates we identify through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

For NVL-520, there are currently two ROS1-targeted kinase inhibitors approved for use in first-line, TKI naïve ROS1-positive NSCLC: crizotinib and entrectinib. Both have also received approval for treatment of ALK-positive NSCLC. Ceritinib and lorlatinib are considered as other therapies recommended for use in ROS1-positive NSCLC patients according to the National Comprehensive Cancer Network guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC, and has demonstrated CNS activity as reported in its prescribing information. Repotrectinib is a dual TRK/ROS1 inhibitor that is in development and has demonstrated clinical activity in ROS1-positive NSCLC patients but also retains potent TRK inhibition at clinically relevant concentrations. AnHeart Therapeutics’ taletrectinib is a dual TRK/ROS1 inhibitor and is in development for patients with ROS1-positive NSCLC.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Center for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Our business exposes us to significant product liability and other risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability and other claims or incidents, such as cyber incidents and breaches, could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability and other insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to advancing our product candidates into later stages of development or marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial, product liability, and other types of insurance (such as cyber insurance) is becoming increasingly expensive and difficult to obtain. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability or other claims or incidents, including data breach and incidents, that could have an adverse effect on our business and financial condition.

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
•
we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;
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

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure. However, it is unclear whether the MHRA in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive after such time.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our product candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with current good manufacturing practices (cGMPs) and good clinical practices (GCP) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

Where appropriate, we plan to pursue accelerated development strategies in areas of medical need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. With passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed), and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). Since enactment of the PPACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the Tax Act), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Other legislative changes have been adopted since the PPACA was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act (CAA), which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by the enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The CAA’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with passage of the Inflation Reduction Act (IRA) in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. In addition, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The IRA also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a SIP to import certain prescription drugs from Canada into the U.S. The final rule is currently the subject of ongoing litigation, but at least six states

(Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA, has been delayed by Congress to January 1, 2032.

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

At the U.S. state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

During the COVID-19 pandemic, a number of companies announced receipt of Complete Response Letters due to the FDA’s inability to complete required inspections for their applications. The FDA has now indicated that it is conducting timely reviews of applications for medical products in line with its user fee performance goals. However, the FDA may not be able to continue its current pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Regulatory authorities outside the U.S. may face similar risks in response to the COVID-19 pandemic and thus may experience delays in their regulatory activities. Accordingly, future shutdowns or other disruptions could impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. The CCPA imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. Further, in November 2020, California voters passed the California Privacy Rights Act (CPRA), which significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. While certain of our business activities will not be subject to these laws, it remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. In addition, other states, including Virginia, Colorado, Utah and Connecticut, have passed similar state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. These laws also may require us to incur additional costs and expenses in order to comply. Recent laws such as the Biometric Information Privacy Act in Illinois have also restricted the use of biometric information. Such laws and regulations require us to continuously review our data processing practices and policies, may cause us to incur substantial costs with respect to compliance.

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

As of March 31, 2023, we had 70 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2023, we had 70 full-time employees, including 51 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
•
the impact of any natural disasters, public health emergencies, such as the COVID-19 pandemic, and other global geopolitical events, such as the ongoing military conflict between Russia and Ukraine; and
•
general economic, political, industry and market conditions.

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

Global credit and financial markets have experienced extreme instability, volatility and disruptions in the past several years due to the COVID-19 pandemic, events around the ongoing military conflict between Russia and Ukraine, bank failures and other market-influencing developments, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to the evolving effects of COVID-19, the military conflict between Russia and Ukraine, bank failures or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

As of March 31, 2023, we have used approximately $109.9 million of the net offering proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 30, 2021.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40671	3.1	8/2/2021

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40671	3.2	3/16/2023

10.1#	Non-Employee Director Compensation Policy	10-K	001-40671	10.7	3/16/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1+	Certification of Principal Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

NUVALENT, INC.

Date: May 11, 2023	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)