Form 10-Q
period 2023-06-30
Nuvalent, Inc.
filed 2023-08-10
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 51,589,540 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (Quarterly Report) of Nuvalent, Inc. contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, among other things, statements about:

•
the initiation, timing, progress, results, and cost of our NVL-520, NVL-655 and NVL-330 programs, as well as our discovery programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, when the results of the studies or trials will become available and our current and future programs;
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
•
the effect of public health emergencies or global geopolitical developments, including without limitation the military conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. All of the market data used in this Quarterly Report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NUVALENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$70,872	$241,806
Marketable securities	360,367	230,357
Prepaid expenses and other current assets	5,753	5,828
Total current assets	436,992	477,991
Other assets	4,956	4,468
Total assets	$441,948	$482,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,117	$7,195
Accrued expenses	12,678	12,286
Total current liabilities	20,795	19,481
Total liabilities	20,795	19,481
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 51,525,475 shares and 51,233,701 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	637,043	623,543
Accumulated other comprehensive loss	(1,537)	(494)
Accumulated deficit	(214,359)	(160,077)
Total stockholders’ equity	421,153	462,978
Total liabilities and stockholders’ equity	$441,948	$482,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$25,922	$13,558	$48,047	$26,251
General and administrative	8,140	5,175	16,225	10,170
Total operating expenses	34,062	18,733	64,272	36,421
Loss from operations	(34,062)	(18,733)	(64,272)	(36,421)
Other income (expense):
Interest income and other income (expense)	4,972	267	9,990	406
Total other income, net	4,972	267	9,990	406
Net loss	$(29,090)	$(18,466)	$(54,282)	$(36,015)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.38)	$(0.96)	$(0.75)
Weighted average shares of common stock outstanding, basic and diluted	56,866,991	48,319,067	56,785,883	48,302,017
Comprehensive loss:
Net loss	$(29,090)	$(18,466)	$(54,282)	$(36,015)
Other comprehensive loss:
Unrealized losses on marketable securities	(1,235)	(113)	(1,043)	(904)
Comprehensive loss	$(30,325)	$(18,579)	$(55,325)	$(36,919)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	51,233,701	$5	5,435,254	$1	$623,543	$(494)	$(160,077)	$462,978
Issuance of common stock upon exercise of stock options	82,989	—	—	—	619	—	—	619
Unrealized gains on marketable securities	—	—	—	—	—	192	—	192
Stock-based compensation expense	—	—	—	—	5,371	—	—	5,371
Net loss	—	—	—	—	—	—	(25,192)	(25,192)
Balances at March 31, 2023	51,316,690	5	5,435,254	1	629,533	(302)	(185,269)	443,968
Issuance of common stock upon exercise of stock options	202,210	—	—	—	1,469	—	—	1,469
Issuance of common stock under employee stock purchase plan	6,575	—	—	—	193	—	—	193
Unrealized losses on marketable securities	—	—	—	—	—	(1,235)	—	(1,235)
Stock-based compensation expense	—	—	—	—	5,848	—	—	5,848
Net loss	—	—	—	—	—	—	(29,090)	(29,090)
Balances at June 30, 2023	51,525,475	$5	5,435,254	$1	$637,043	$(1,537)	$(214,359)	$421,153

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	42,862,175	$4	5,435,254	$1	$363,483	$(228)	$(78,223)	$285,037
Issuance of common stock upon exercise of stock options	16,572	—	—	—	13	—	—	13
Unrealized losses on marketable securities	—	—	—	—	—	(791)	—	(791)
Stock-based compensation expense	—	—	—	—	2,205	—	—	2,205
Net loss	—	—	—	—	—	—	(17,549)	(17,549)
Balances at March 31, 2022	42,878,747	4	5,435,254	1	365,701	(1,019)	(95,772)	268,915
Issuance of common stock upon exercise of stock options	22,839	—	—	—	200	—	—	200
Unrealized losses on marketable securities	—	—	—	—	—	(113)	—	(113)
Stock-based compensation expense	—	—	—	—	2,449	—	—	2,449
Net loss	—	—	—	—	—	—	(18,466)	(18,466)
Balances at June 30, 2022	42,901,586	$4	5,435,254	$1	$368,350	$(1,132)	$(114,238)	$252,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,282)	$(36,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,219	4,654
Net amortization (accretion) of premiums (discounts) on marketable securities	(5,387)	463
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	75	659
Other assets	(488)	(1,003)
Accounts payable	1,012	1,135
Accrued expenses	1,302	1,090
Net cash used in operating activities	(46,549)	(29,017)
Cash flows from investing activities:
Purchases of marketable securities	(269,559)	(30,733)
Proceeds from sales and maturities of marketable securities	143,893	67,902
Net cash provided by (used in) investing activities	(125,666)	37,169
Cash flows from financing activities:
Payments of insurance costs financed by a third-party	(910)	(976)
Proceeds from issuance of common stock upon option exercise	2,088	213
Proceeds from issuance of common stock under employee stock purchase plan	193	—
Payments of offering costs	(90)	—
Net cash provided by (used in) financing activities	1,281	(763)
Net increase (decrease) in cash and cash equivalents	(170,934)	7,389
Cash and cash equivalents at beginning of period	241,806	68,526
Cash and cash equivalents at end of period	$70,872	$75,915

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

The Company is subject to risks similar to those of other pre-commercial stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, the need to obtain adequate additional financing to fund the development of its product candidates, and the impact of public health emergencies and global geopolitical events on the Company’s business. There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained and maintained, that any product candidates will receive required regulatory approval or that approved products, if any, will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

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

The Company has incurred recurring losses since inception, including net losses of $54.3 million for the six months ended June 30, 2023, and $81.9 million for the year ended December 31, 2022. As of June 30, 2023, the Company had an accumulated deficit of $214.4 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements.

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

2. Summary of Significant Accounting Policies

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or non-public entities, the Company is required to adopt the new or revised standard at the time non-public entities adopt the new or revised standard. Because the market value of the Company’s Class A common stock held by non-affiliates exceeded $700.0 million as of June 30, 2023, the Company has been public for more than one year and it has filed at least one annual report, the Company will cease to be an emerging growth company as of December 31, 2023. As a result, beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2023, the Company will be subject to certain requirements that apply to other public companies but did not previously apply to the Company due to its status as an emerging growth company, including the provisions of Section 404 of the Sarbanes-Oxley Act, which require that the Company’s independent registered public accounting firm provides an attestation report on the effectiveness of the Company’s internal control over financial reporting, and the Company will no longer be able to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards.

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

Unaudited interim financial information

The consolidated balance sheet at December 31, 2022, was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, on file with the SEC. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2023, and results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The Company’s results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s investments are comprised of commercial paper and corporate bonds of corporations and U.S. treasury and U.S. government agency debt securities. As of June 30, 2023 and December 31, 2022, the Company maintained cash, cash equivalents and marketable securities balances in excess of federally insured limits. However, the Company mitigates credit risk by maintaining a diversified portfolio, placing its cash with high credit quality financial institutions and limiting the amount of investment exposure as to institution, maturity and investment type.

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

Effective January 1, 2023, when the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the three and six months ended June 30, 2023.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Options to purchase common stock	8,514,372	6,548,578
	8,514,372	6,548,578

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

3. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$117,540	$—	$(205)	$117,335
Corporate bonds (due within one year)	72,692	—	(343)	72,349
Government securities (due within one year)	62,616	—	(246)	62,370
U.S. treasury securities (due within one year)	31,539	—	(70)	31,469
Corporate bonds (due after one year through three years)	56,792	—	(495)	56,297
Government securities (due after one year through two years)	18,719	—	(151)	18,568
U.S. treasury securities (due after one year through two years)	2,006	—	(27)	1,979
	$361,904	$—	$(1,537)	$360,367

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$90,685	$1	$(93)	$90,593
Corporate bonds (due within one year)	70,668	1	(332)	70,337
Government securities (due within one year)	19,267	22	(28)	19,261
U.S. treasury securities (due within one year)	28,560	—	(23)	28,537
Corporate bonds (due after one year through two years)	5,262	—	(18)	5,244
Government securities (due after one year through two years)	16,409	—	(24)	16,385
	$230,851	$24	$(518)	$230,357

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$49,526	$—	$—	$49,526
Marketable securities:
Commercial paper	—	117,335	—	117,335
Corporate bonds	—	128,646	—	128,646
Government securities	—	80,938	—	80,938
U.S. treasury securities	—	33,448	—	33,448
	$49,526	$360,367	$—	$409,893

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$240,803	$—	$—	$240,803
Marketable securities:
Commercial paper	—	90,593	—	90,593
Corporate bonds	—	75,581	—	75,581
Government securities	—	35,646	—	35,646
U.S. treasury securities	—	28,537	—	28,537
	$240,803	$230,357	$—	$471,160

Money market funds were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government securities and U.S. treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three and six months ended June 30, 2023 and 2022, there were no transfers in or out of Level 3.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$3,118	$4,852
Accrued external research and development expenses	9,072	5,944
Other	488	1,490
	$12,678	$12,286

6. Stock-Based Compensation

2021 stock option and incentive plan

On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective on July 28, 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares of Class A common stock reserved for issuance under the 2021 Plan shall be increased on each January 1 by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The number of shares of Class A common stock reserved for issuance was increased by 2,833,447 shares effective as of January 1, 2023, in accordance with the provisions of the 2021 Plan described above. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expired or are otherwise terminated (other than by exercise) under the 2021 Plan and the Company’s previously outstanding 2017 Stock Option and Grant Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of June 30, 2023, 6,149,395 shares of Class A common stock remained available for future issuance under the 2021 Plan.

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

The initial offering period of the ESPP commenced on December 1, 2022. The number of shares of Class A common stock reserved for issuance was increased by 473,064 shares effective as of January 1, 2023, in accordance with the provisions of the ESPP described above. During the six months ended June 30, 2023, 6,575 shares were sold under the ESPP. As of June 30, 2023, 1,412,617 shares remained available for issuance and sale.

Option grants

During the six months ended June 30, 2023 the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 2,345,830 shares of Class A common stock with a total grant-date fair value of $47.8 million.

Stock-based compensation

The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$2,693	$1,019	$5,206	$1,966
General and administrative expenses	3,155	1,430	6,013	2,688
	$5,848	$2,449	$11,219	$4,654

As of June 30, 2023, total unrecognized compensation cost related to common stock options was $68.1 million, which is expected to be recognized over a weighted average period of 2.9 years.

7. Commitments and Contingencies

Leases

The Company leases office space pursuant to a month-to month lease and as such categorizes all of its lease expense as short-term lease cost. During the three months ended June 30, 2023 and 2022, the Company recorded short-term lease costs of $0.1 million and less than $0.1 million, respectively. During each of the six months ended June 30, 2023 and 2022, the Company recorded short-term lease costs of $0.1 million.

Revenue share

The Company has revenue sharing agreements with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company, and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss. The Company accounts for the obligation to the scientific founder as a contingent liability. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the revenue sharing agreements with Deerfield at inception and at June 30, 2023 and December 31, 2022. The Company currently does not have any net sales and as a result has paid no amounts under these agreements nor has the Company accrued any liability as of June 30, 2023 and December 31, 2022 under these agreements.

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

8. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax and after-tax contributions to the 401(k) Plan up to statutory limits. The Company has established a match program for employee contributions to the 401(k) Plan up to a maximum of six percent of the employee’s salary. For each of the three months ended June 30, 2023 and 2022, the Company recorded expense of $0.2 million, related to these matching contributions. For the six months ended June 30, 2023 and 2022, the Company recorded expense of $0.5 million and $0.3 million, respectively, related to these matching contributions.

9. Related Parties

The Company is obligated to pay low single digit percentage rates of net sales of certain commercial products to Deerfield and its scientific founder. As of June 30, 2023 and December 31, 2022, no products have been commercialized and no amounts have been paid or become due (see Note 7).

In February 2017, the Company entered into a three-year consulting agreement with the scientific founder of the Company who is also a board member and a stockholder. The consulting agreement between the scientific founder and the Company continues at will. During each of the three months ended June 30, 2023 and 2022, the Company paid the scientific founder $0.1 million. During each of the six months ended June 30, 2023 and 2022, the Company paid the scientific founder $0.1 million. As of June 30, 2023 and December 31, 2022, the Company had no accounts payable and less than $0.1 million in accounts payable, respectively, to the scientific founder.

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

Our ALKOVE-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-655 as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. In June 2022, we announced that the first patient was dosed with NVL-655 in the ALKOVE-1 clinical trial. We expect to report preliminary dose-escalation data from the ongoing Phase 1 portion of ALKOVE-1 at a medical meeting in the fourth quarter of 2023.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $54.3 million for the six months ended June 30, 2023, and $81.9 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $214.4 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

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
•
operate as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capabilities to support product sales, marketing and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies or global geopolitical events, including civil or political unrest (such as the ongoing military conflict between Ukraine and Russia). In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

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

Significant global geopolitical factors, including the ongoing military conflict between Russia and Ukraine, continue to evolve. The extent of the impact of these events on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including their impact on our development activities, clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as their impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of these events is highly uncertain and subject to change. We will continue to monitor these situations and may take further actions that alter our operations as a result of them. At this point, the extent to which these significant geopolitical factors may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, and on our ability to initiate and conduct clinical trials in the timelines we expect, remains uncertain.

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

Other income (expense)

Interest income and other income (expense)

Interest income and other income (expense) consists of interest income and other income (expense) unrelated to our core operations.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$25,922	$13,558	$12,364
General and administrative	8,140	5,175	2,965
Total operating expenses	34,062	18,733	15,329
Loss from operations	(34,062)	(18,733)	(15,329)
Other income (expense):
Interest income and other income (expense)	4,972	267	4,705
Total other income, net	4,972	267	4,705
Net loss	$(29,090)	$(18,466)	$(10,624)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
NVL-520	$6,165	$5,075	$1,090
NVL-655	5,007	1,789	3,218
NVL-330	4,316	—	4,316
Discovery programs	2,773	2,377	396
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	7,209	3,612	3,597
Other	452	705	(253)
Total research and development expenses	$25,922	$13,558	$12,364

Research and development expenses were $25.9 million for the three months ended June 30, 2023, compared to $13.6 million for the three months ended June 30, 2022. The increase in direct research and development expenses related to NVL-520 of $1.1 million was primarily due to increased clinical costs incurred for the Phase 1 portion of our ARROS-1 clinical trial, partially offset by a decrease in manufacturing costs. The increase in direct research and development expenses related to NVL-655 of $3.2 million was primarily due to an increase in clinical and manufacturing costs incurred for the Phase 1 portion of our ALKOVE-1 clinical trial. The increase in direct research and development expenses related to NVL-330 of $4.3 million was primarily due to increased translational development and manufacturing costs for IND-enabling studies. We nominated NVL-330 as a development candidate in the third quarter of 2022. The increase in personnel-related expenses of $3.6 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended June 30, 2023 and 2022 included stock-based compensation expense of $2.7 million and $1.0 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$5,157	$2,910	$2,247
Professional and consultant fees	1,262	945	317
Insurance and other	1,721	1,320	401
Total general and administrative expenses	$8,140	$5,175	$2,965

General and administrative expenses for the three months ended June 30, 2023, were $8.1 million compared to $5.2 million for the three months ended June 30, 2022. The increase in personnel-related expenses of $2.2 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended June 30, 2023 and 2022 included stock-based compensation expense of $3.2 million and $1.4 million, respectively. The increase in insurance and other of $0.4 million was due to increased recruiting and other costs associated with operating as a public company and to support our growing organization. Professional and consultant fees increased primarily due to costs associated with operating as a public company.

Other income (expense)

Interest income and other income (expense)

Interest income and other income (expense) consisted primarily of interest income for the three months ended June 30, 2023 and 2022, resulting from investing our cash balances. The increase in interest income was due to higher invested cash balances and higher interest rates earned.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$48,047	$26,251	$21,796
General and administrative	16,225	10,170	6,055
Total operating expenses	64,272	36,421	27,851
Loss from operations	(64,272)	(36,421)	(27,851)
Other income (expense):
Interest income and other income (expense)	9,990	406	9,584
Total other income, net	9,990	406	9,584
Net loss	$(54,282)	$(36,015)	$(18,267)

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
NVL-520	$11,908	$9,079	$2,829
NVL-655	9,289	4,023	5,266
NVL-330	6,942	—	6,942
Discovery programs	4,861	4,868	(7)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	13,899	7,280	6,619
Other	1,148	1,001	147
Total research and development expenses	$48,047	$26,251	$21,796

Research and development expenses were $48.0 million for the six months ended June 30, 2023, compared to $26.3 million for the six months ended June 30, 2022. The increase in direct research and development expenses related to NVL-520 of $2.8 million was primarily due to increased clinical costs incurred for the Phase 1 portion of our ARROS-1 clinical trial, partially offset by a decrease in manufacturing costs. The increase in direct research and development expenses related to NVL-655 of $5.3 million was primarily due to an increase in clinical and manufacturing costs incurred for the Phase 1 portion of our ALKOVE-1 clinical trial. The increase in direct research and development expenses related to NVL-330 of $6.9 million was primarily due to increased manufacturing and translational development costs for IND-enabling studies. We nominated NVL-330 as a development candidate in the third quarter of 2022. The increase in personnel-related expenses of $6.6 million was primarily due to an increase in headcount. Personnel-related expenses for the six months ended June 30, 2023 and 2022 included stock-based compensation expense of $5.2 million and $2.0 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$10,030	$5,476	$4,554
Professional and consultant fees	2,545	1,815	730
Insurance and other	3,650	2,879	771
Total general and administrative expenses	$16,225	$10,170	$6,055

General and administrative expenses for the six months ended June 30, 2023, were $16.2 million compared to $10.2 million for the six months ended June 30, 2022. The increase in personnel-related expenses of $4.6 million was primarily due to an increase in headcount. Personnel-related expenses for the six months ended June 30, 2023 and 2022 included stock-based compensation expense of $6.0 million and $2.7 million, respectively. The increase in insurance and other of $0.8 million was due to increased recruiting and other costs associated with operating as a public company and to support our growing organization. Professional and consultant fees increased primarily due to costs associated with operating as a public company.

Other income (expense)

Interest income and other income (expense)

Interest income and other income (expense) consisted primarily of interest income for the six months ended June 30, 2023 and 2022, resulting from investing our cash balances. The increase in interest income was due to higher invested cash balances and higher interest rates earned.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through June 30, 2023, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled with convertible preferred stock in February 2021), our IPO and, most recently, with net proceeds of $247.9 million after deducting underwriting discounts and commission and offering costs from our follow-on public offering completed in November 2022. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $431.2 million.

On August 10, 2022, we entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. On October 31, 2022, we entered into an Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that we may sell under the ATM Facility to $135.0 million. As of June 30, 2023, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(46,549)	$(29,017)
Net cash provided by (used in) investing activities	(125,666)	37,169
Net cash provided by (used in) financing activities	1,281	(763)
Net increase (decrease) in cash and cash equivalents	$(170,934)	$7,389

Operating activities

During the six months ended June 30, 2023, operating activities used $46.5 million of cash, resulting from our net loss of $54.3 million, partially offset by net non-cash charges of $5.8 million and by net cash provided by changes in our operating assets and liabilities of $1.9 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2023, consisted primarily of an increase in accounts payable and accrued expenses of $2.3 million, partially offset by an increase in other assets of $0.5 million.

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

Investing activities

During the six months ended June 30, 2023, net cash used in investing activities was $125.7 million, due to purchases of marketable securities of $269.6 million, partially offset by proceeds from sales and maturities of marketable securities of $143.9 million.

During the six months ended June 30, 2022, net cash provided by investing activities was $37.2 million, due to proceeds from sales and maturities of marketable securities of $67.9 million, partially offset by purchases of marketable securities of $30.7 million.

Financing activities

During the six months ended June 30, 2023, net cash provided by financing activities was $1.3 million, consisting of proceeds from the exercise of common stock options of $2.1 million and proceeds from the issuance of common stock under employee stock purchase plan of $0.2 million, partially offset by payments of insurance costs financed by a third-party of $0.9 million and payments of offering costs relating to our 2022 public offering of $0.1 million.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $431.2 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund any of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

During the six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2022 Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2023, we were not party to any material legal proceedings.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $54.3 million for the six months ended June 30, 2023, and $81.9 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $214.4 million. We are still in the early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies or global geopolitical events, including civil or political unrest (such as the ongoing military conflict between Ukraine and Russia). In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•
maintaining and growing an organization of chemists, medical and clinical development professionals and others who can develop and commercialize our product candidates;
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
•
our ability to compete with other therapies; and
•
our ability to address any potential delays resulting from factors related to public health emergencies or global geopolitical events.

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

Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the European Union (EU) recently evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an IEC, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

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
•
adverse events in clinical trials; and
•
addressing any delays resulting from factors related to public health emergencies or global geopolitical events.

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

For NVL-520, there are currently two ROS1-targeted kinase inhibitors approved for use in first-line, TKI naïve ROS1-positive NSCLC: crizotinib and entrectinib. Both have also received approval for treatment of ALK-positive NSCLC. Ceritinib and lorlatinib are considered as other therapies recommended for use in ROS1-positive NSCLC patients according to the National Comprehensive Cancer Network guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC, and has demonstrated CNS activity as reported in its prescribing information. Repotrectinib is a dual TRK/ROS1 inhibitor that is in development and has demonstrated clinical activity in ROS1-positive NSCLC patients but also retains potent TRK inhibition at clinically relevant concentrations. The FDA has accepted for priority review Bristol Myers Squibb’s New Drug Application for repotrectinib for the treatment of patients with locally advanced or metastatic ROS1-positive NSCLC. AnHeart Therapeutics’ taletrectinib is a dual TRK/ROS1 inhibitor and is in development for patients with ROS1-positive NSCLC.

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

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will not be legally binding even when finalized, we will need to consider the FDA’s guidance if we seek accelerated approval for any of our products in the future.

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

On June 6, 2023, Merck & Co., Inc. (Merck) filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, and the Pharmaceutical Research and Manufacturers of America also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 11, 2023, Merck moved for summary judgment in its action and, the next day, the Chamber of Commerce moved for preliminary injunctive relief seeking to stop implementation of the drug pricing provisions of the IRA. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission (FTC) and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The FTC is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

New laws also are being considered at the state level. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. The CCPA imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. Further, in November 2020, California voters passed the California Privacy Rights Act (CPRA), which significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. While certain of our business activities will not be subject to these laws, it remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business at the international level.

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

As of June 30, 2023, we had 78 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2023, we had 78 full-time employees, including 56 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
•
impact of pandemics or other public health emergencies and global geopolitical events on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners (collectively, partners) to conduct and support our preclinical studies and our clinical trials under agreements with us and plan to continue to do so for our future preclinical studies and clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. For example, our partners contribute highly enabling technologies and services that include: (i) numerous physician-scientists at leading CROs, (ii) support for our translational research efforts, (iii) crystallography to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived, cell and xenograft models to translate our findings to the clinical setting.

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

The trading price of our Class A common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, many of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include, without limitation:

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
•
the impact of any natural disasters, public health emergencies, or global geopolitical events, such as the ongoing military conflict between Russia and Ukraine; and
•
general economic, political, industry and market conditions.

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

Global credit and financial markets have experienced extreme instability, volatility and disruptions in the past several years due to a number of factors, including the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine, bank failures and other market-influencing developments, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to public health emergencies, the military conflict between Russia and Ukraine, bank failures or otherwise, will not occur.

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

Our holders of 5% or more of our capital stock and their respective affiliates beneficially own in excess of 50% of our outstanding Class A common stock and Class B common stock and in excess of 50% of our Class A voting stock. Three of our directors are affiliated with two of our principal stockholders; Joseph Pearlberg, M.D., Ph.D. and Cameron A. Wheeler, Ph.D. are affiliated with Deerfield, and Andrew A.F. Hack, M.D., Ph.D. is affiliated with Bain Capital Life Sciences. These stockholders, acting together or on their own, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our Class A common stock.

The dual class structure of our common stock and the option of the holders of shares of our Class B common stock to convert into shares of our Class A common stock may limit our Class A common stockholders’ ability to influence corporate matters.

Our Class A common stock has one vote per share, while our Class B common stock is non-voting. Nonetheless, each share of our Class B common stock may be converted at any time into one share of Class A common stock at the option of its holder, subject to the limitations provided for in our third amended and restated certificate of incorporation, as amended, that prohibit the conversion of our Class B common stock into shares of Class A common stock to the extent that, upon such conversion, such holder and any other persons with whom such holder’s beneficial ownership would be aggregated for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 4.9% or 9.9%, as applicable, based on the holder’s election of any class of our securities registered under the Exchange Act. Consequently, if holders of Class B common stock exercise their option to make this conversion, such exercise will have the effect of increasing the relative voting power of those prior holders of our Class B common stock (subject to the ownership limitation described in the previous sentence) and increasing the number of outstanding shares of our voting common stock, and correspondingly decreasing the relative voting power of the current holders of our Class A common stock, which may limit our Class A common stockholders’ ability to influence corporate matters. Because our Class B common stock is generally non-voting, stockholders who own more than 10% of our common stock overall but 10% or less of our Class A common stock will not be required to report changes in their ownership from transactions in our common stock pursuant to Section 16(a) of the Exchange Act and would not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

We are an “emerging growth company” and a “smaller reporting company”, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. Due to our public float as of June 30, 2023, we will become a “large accelerated filer” as of December 31, 2023 and will no longer qualify as an emerging growth company. In addition, due to our public float as of June 30, 2023, we will also no longer qualify as a smaller reporting company, however we are not required to comply with the heightened disclosure obligations resulting from the change in our smaller reporting company status until our quarterly report on Form 10-Q for the three-month period ending March 31, 2024.

Until we become a large accelerated filer on December 31, 2023 we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

In addition, until our quarterly report on Form 10-Q for the three-month period ending March 31, 2024, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports; and
•
reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that are similar to those available for emerging growth companies.

As a result of these exemptions that are available to us as an emerging growth company and/or a smaller reporting company, our financial statements and public reports may not be comparable to those of public companies that are not emerging growth companies and/or smaller reporting companies. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions.

We have increased costs as a result of operating as a public company, and our management is devoting substantial time to related compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses, and these expenses are likely to increase even more after we are no longer an “emerging growth company” or a “smaller reporting company”. We are and will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly and we expect them to continue to do so, which will increase our operating expenses. For example, we expect these rules and regulations will continue to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company as of December 31, 2023, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Our third amended and restated certificate of incorporation, as amended, and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things, include:

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

Any provision of our third amended and restated certificate of incorporation, as amended, our amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

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

As of June 30, 2023, we have used approximately $132.1 million of the net offering proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 30, 2021.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	001-40671	3.1	6/16/2023

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40671	3.2	3/16/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1+	Certification of Principal Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NUVALENT, INC.

Date: August 10, 2023	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)