Form 10-Q
period 2023-09-30
Nuvalent, Inc.
filed 2023-11-14
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 57,194,841 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

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
•
the period over which we estimate our existing cash, cash equivalents and marketable securities, including the proceeds from our follow-on public offering in October 2023, will be sufficient to fund our future operating expenses and capital expenditure requirements;

i

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
•
the effect of public health emergencies, natural disasters or global geopolitical developments, including without limitation the military conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

•
We are early in our development efforts, have a limited operating history, have not completed any later-stage clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability;
•
We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future;
•
We are early in our development efforts and our future prospects are substantially dependent on NVL-520, NVL-655 and NVL-330. If we are unable to advance these product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed;
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
•
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities;
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
•
We may not be able to submit INDs, clinical trial applications (CTAs) or comparable applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA, EMA or any comparable foreign regulatory authority may not permit us to proceed;
•
Our product candidates may cause significant adverse events, toxicities or other undesirable adverse events when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences;
•
Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data;
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
•
Where appropriate, we plan to pursue approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated registration pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NUVALENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$88,434	$241,806
Marketable securities	324,824	230,357
Prepaid expenses and other current assets	6,515	5,828
Total current assets	419,773	477,991
Other assets	5,307	4,468
Total assets	$425,080	$482,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,781	$7,195
Accrued expenses	19,322	12,286
Total current liabilities	29,103	19,481
Total liabilities	29,103	19,481
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 51,735,660 shares and 51,233,701 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	5
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at September 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	645,285	623,543
Accumulated other comprehensive loss	(1,310)	(494)
Accumulated deficit	(248,004)	(160,077)
Total stockholders’ equity	395,977	462,978
Total liabilities and stockholders’ equity	$425,080	$482,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$29,611	$14,625	$77,658	$40,876
General and administrative	9,172	5,763	25,397	15,933
Total operating expenses	38,783	20,388	103,055	56,809
Loss from operations	(38,783)	(20,388)	(103,055)	(56,809)
Other income (expense):
Interest income and other income (expense)	5,138	672	15,128	1,078
Total other income, net	5,138	672	15,128	1,078
Net loss	$(33,645)	$(19,716)	$(87,927)	$(55,731)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.41)	$(1.55)	$(1.15)
Weighted average shares of common stock outstanding, basic and diluted	57,091,394	48,410,514	56,888,839	48,338,580
Comprehensive loss:
Net loss	$(33,645)	$(19,716)	$(87,927)	$(55,731)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	227	266	(816)	(638)
Comprehensive loss	$(33,418)	$(19,450)	$(88,743)	$(56,369)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	51,233,701	$5	5,435,254	$1	$623,543	$(494)	$(160,077)	$462,978
Issuance of common stock upon exercise of stock options	82,989	—	—	—	619	—	—	619
Unrealized gains on marketable securities	—	—	—	—	—	192	—	192
Stock-based compensation expense	—	—	—	—	5,371	—	—	5,371
Net loss	—	—	—	—	—	—	(25,192)	(25,192)
Balances at March 31, 2023	51,316,690	5	5,435,254	1	629,533	(302)	(185,269)	443,968
Issuance of common stock upon exercise of stock options	202,210	—	—	—	1,469	—	—	1,469
Issuance of common stock under employee stock purchase plan	6,575	—	—	—	193	—	—	193
Unrealized losses on marketable securities	—	—	—	—	—	(1,235)	—	(1,235)
Stock-based compensation expense	—	—	—	—	5,848	—	—	5,848
Net loss	—	—	—	—	—	—	(29,090)	(29,090)
Balances at June 30, 2023	51,525,475	5	5,435,254	1	637,043	(1,537)	(214,359)	421,153
Issuance of common stock upon exercise of stock options	210,185	—	—	—	1,388	—	—	1,388
Unrealized gains on marketable securities	—	—	—	—	—	227	—	227
Stock-based compensation expense	—	—	—	—	6,854	—	—	6,854
Net loss	—	—	—	—	—	—	(33,645)	(33,645)
Balances at September 30, 2023	51,735,660	$5	5,435,254	$1	$645,285	$(1,310)	$(248,004)	$395,977

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	42,862,175	$4	5,435,254	$1	$363,483	$(228)	$(78,223)	$285,037
Issuance of common stock upon exercise of stock options	16,572	—	—	—	13	—	—	13
Unrealized losses on marketable securities	—	—	—	—	—	(791)	—	(791)
Stock-based compensation expense	—	—	—	—	2,205	—	—	2,205
Net loss	—	—	—	—	—	—	(17,549)	(17,549)
Balances at March 31, 2022	42,878,747	4	5,435,254	1	365,701	(1,019)	(95,772)	268,915
Issuance of common stock upon exercise of stock options	22,839	—	—	—	200	—	—	200
Unrealized losses on marketable securities	—	—	—	—	—	(113)	—	(113)
Stock-based compensation expense	—	—	—	—	2,449	—	—	2,449
Net loss	—	—	—	—	—	—	(18,466)	(18,466)
Balances at June 30, 2022	42,901,586	4	5,435,254	1	368,350	(1,132)	(114,238)	252,985
Issuance of common stock upon exercise of stock options	155,487	—	—	—	394	—	—	394
Unrealized gains on marketable securities	—	—	—	—	—	266	—	266
Stock-based compensation expense	—	—	—	—	2,654	—	—	2,654
Net loss	—	—	—	—	—	—	(19,716)	(19,716)
Balances at September 30, 2022	43,057,073	$4	5,435,254	$1	$371,398	$(866)	$(133,954)	$236,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(87,927)	$(55,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,073	7,308
Net amortization (accretion) of premiums (discounts) on marketable securities	(8,017)	460
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	712	(844)
Other assets	(839)	(1,117)
Accounts payable	2,676	1,727
Accrued expenses	5,792	1,005
Net cash used in operating activities	(69,530)	(47,192)
Cash flows from investing activities:
Purchases of marketable securities	(292,764)	(50,293)
Proceeds from sales and maturities of marketable securities	205,498	105,029
Net cash provided by (used in) investing activities	(87,266)	54,736
Cash flows from financing activities:
Payments of insurance costs financed by a third-party	(155)	(364)
Proceeds from issuance of common stock upon option exercise	3,476	607
Proceeds from issuance of common stock under employee stock purchase plan	193	—
Payments of offering costs	(90)	—
Net cash provided by financing activities	3,424	243
Net increase (decrease) in cash and cash equivalents	(153,372)	7,787
Cash and cash equivalents at beginning of period	241,806	68,526
Cash and cash equivalents at end of period	$88,434	$76,313
Supplemental disclosure of noncash financing information:
Insurance premium financed by a third-party	$1,399	$1,820

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

The Company is subject to risks similar to those of other pre-commercial stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, the need to obtain adequate additional financing to fund the development of its product candidates, and the impact of public health emergencies, natural disasters and global geopolitical events on the Company’s business. There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained and maintained, that any product candidates will receive required regulatory approval or that approved products, if any, will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

On October 19, 2023, the Company issued and sold 5,357,143 shares of Class A common stock in a follow-on public offering at a public offering price of $56.00 per share, resulting in proceeds of $282.0 million after deducting underwriting discounts and commissions but before deducting offering costs (see Note 10).

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

The Company has incurred recurring losses since inception, including net losses of $87.9 million for the nine months ended September 30, 2023, and $81.9 million for the year ended December 31, 2022. As of September 30, 2023, the Company had an accumulated deficit of $248.0 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities, including the proceeds from its follow-on public offering in October 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements.

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

Unaudited interim financial information

The consolidated balance sheet at December 31, 2022, was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, on file with the SEC. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2023, and results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The Company’s results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s investments are comprised of commercial paper and corporate bonds of corporations and U.S. treasury and U.S. government agency debt securities. As of September 30, 2023 and December 31, 2022, the Company maintained cash, cash equivalents and marketable securities balances in excess of federally insured limits. However, the Company mitigates credit risk by maintaining a diversified portfolio, placing its cash with high credit quality financial institutions and limiting the amount of investment exposure as to institution, maturity and investment type.

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

Effective January 1, 2023, when the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the three and nine months ended September 30, 2023.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Options to purchase common stock	8,530,387	6,577,891
	8,530,387	6,577,891

Recently adopted accounting pronouncements

Effective January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments for the year ending December 31, 2023. The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$94,686	$—	$(124)	$94,562
Corporate bonds (due within one year)	70,504	—	(354)	70,150
Government securities (due within one year)	74,856	—	(257)	74,599
U.S. treasury securities (due within one year)	23,821	—	(34)	23,787
Corporate bonds (due after one year through three years)	55,417	—	(481)	54,936
Government securities (due after one year through two years)	4,845	—	(36)	4,809
U.S. treasury securities (due after one year through two years)	2,005	—	(24)	1,981
	$326,134	$—	$(1,310)	$324,824

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$90,685	$1	$(93)	$90,593
Corporate bonds (due within one year)	70,668	1	(332)	70,337
Government securities (due within one year)	19,267	22	(28)	19,261
U.S. treasury securities (due within one year)	28,560	—	(23)	28,537
Corporate bonds (due after one year through two years)	5,262	—	(18)	5,244
Government securities (due after one year through two years)	16,409	—	(24)	16,385
	$230,851	$24	$(518)	$230,357

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$55,745	$—	$—	$55,745
Marketable securities:
Commercial paper	—	94,562	—	94,562
Corporate bonds	—	125,086	—	125,086
Government securities	—	79,408	—	79,408
U.S. treasury securities	—	25,768	—	25,768
	$55,745	$324,824	$—	$380,569

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$240,803	$—	$—	$240,803
Marketable securities:
Commercial paper	—	90,593	—	90,593
Corporate bonds	—	75,581	—	75,581
Government securities	—	35,646	—	35,646
U.S. treasury securities	—	28,537	—	28,537
	$240,803	$230,357	$—	$471,160

Money market funds were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government securities and U.S. treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three and nine months ended September 30, 2023 and 2022, there were no transfers in or out of Level 3.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$4,465	$4,852
Accrued external research and development expenses	13,036	5,944
Other	1,821	1,490
	$19,322	$12,286

6. Stock-Based Compensation

2021 stock option and incentive plan

On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective on July 28, 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares of Class A common stock reserved for issuance under the 2021 Plan shall be increased on each January 1 by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The number of shares of Class A common stock reserved for issuance was increased by 2,833,447 shares effective as of January 1, 2023, in accordance with the provisions of the 2021 Plan described above. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expired or are otherwise terminated (other than by exercise) under the 2021 Plan and the Company’s previously outstanding 2017 Stock Option and Grant Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of September 30, 2023, 5,923,195 shares of Class A common stock remained available for future issuance under the 2021 Plan.

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

The initial offering period of the ESPP commenced on December 1, 2022. The number of shares of Class A common stock reserved for issuance was increased by 473,064 shares effective as of January 1, 2023, in accordance with the provisions of the ESPP described above. During the nine months ended September 30, 2023, 6,575 shares were sold under the ESPP. As of September 30, 2023, 1,412,617 shares remained available for issuance and sale.

Option grants

During the nine months ended September 30, 2023, the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 2,572,030 shares of Class A common stock with a total grant-date fair value of $55.8 million.

Stock-based compensation

The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$3,016	$1,019	$8,222	$2,985
General and administrative expenses	3,838	1,635	9,851	4,323
	$6,854	$2,654	$18,073	$7,308

As of September 30, 2023, total unrecognized compensation cost related to common stock options was $68.5 million, which is expected to be recognized over a weighted average period of 2.8 years.

7. Commitments and Contingencies

Leases

The Company leases office space pursuant to a month-to month lease and as such categorizes all of its lease expense as short-term lease cost. During the three months ended September 30, 2023 and 2022, the Company recorded short-term lease costs of $0.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded short-term lease costs of $0.2 million and $0.1 million, respectively.

Revenue share

The Company has revenue sharing agreements with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company, and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss. The Company accounts for the obligation to the scientific founder as a contingent liability. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the revenue sharing agreements with Deerfield at inception and at September 30, 2023 and December 31, 2022. The Company currently does not have any net sales and as a result has paid no amounts under these agreements nor has the Company accrued any liability as of September 30, 2023 and December 31, 2022 under these agreements.

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

8. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax and after-tax contributions to the 401(k) Plan up to statutory limits. The Company has established a match program for employee contributions to the 401(k) Plan up to a maximum of six percent of the employee’s salary. For the three months ended September 30, 2023 and 2022, the Company recorded expense of $0.3 million and $0.2 million, respectively, related to these matching contributions. For the nine months ended September 30, 2023 and 2022, the Company recorded expense of $0.8 million and $0.5 million, respectively, related to these matching contributions.

9. Related Parties

The Company is obligated to pay low single digit percentage rates of net sales of certain commercial products to Deerfield and its scientific founder. As of September 30, 2023 and December 31, 2022, no products have been commercialized and no amounts have been paid or become due (see Note 7).

In February 2017, the Company entered into a three-year consulting agreement with the scientific founder of the Company who is also a board member and a stockholder. The consulting agreement between the scientific founder and the Company continues at will. During each of the three months ended September 30, 2023 and 2022, the Company paid the scientific founder $0.1 million. During each of the nine months ended September 30, 2023 and 2022, the Company paid the scientific founder $0.2 million. As of September 30, 2023 and December 31, 2022, the Company had no accounts payable and less than $0.1 million in accounts payable, respectively, to the scientific founder.

10. Subsequent Events

On October 19, 2023, the Company issued and sold 5,357,143 shares of Class A common stock in a follow-on public offering at a public offering price of $56.00 per share, resulting in proceeds of $282.0 million after underwriting discounts and commission but before deducting offering costs. In addition, the underwriters have an option to purchase, within 30 days following the date of the prospectus filed in connection with the public offering, up to an additional 803,571 shares at the public offering price of $56.00 per share.

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

Dosing was initiated in the Phase 1 portion of the ARROS-1 clinical trial in January 2022. At the EORTC-NCI-AACR symposium in October 2022, we presented preliminary data from the Phase 1 dose-escalation portion of the ARROS-1 clinical trial based on an enrollment cut-off date of September 1, 2022, and a data cut-off date of September 13, 2022. That data demonstrated that NVL-520 had been well-tolerated with no observed dose limiting toxicities, treatment-related serious adverse events, treatment-related dizziness, or adverse events leading to dose reduction or discontinuation. Favorable pharmacokinetics (PK) were also observed with low intra-cohort patient variability and increasing exposure with dose level. Objective responses (RECIST 1.1) were observed across all dose levels evaluated in a heavily pre-treated population, including in patients who received two or more prior TKIs and one or more prior lines of chemotherapy, and in patients previously treated with lorlatinib or repotrectinib. Responses were also observed in patients with ROS1 G2032R mutation and in patients with CNS metastases.

In September 2023, we announced the initiation of the Phase 2 portion of the ARROS-1 clinical trial, following alignment with the FDA on a recommended Phase 2 dose (RP2D) of 100 mg daily. The selection of the RP2D was based on additional Phase 1 dose escalation data with a data cut-off date of May 17, 2023 (the May 2023 Data). The May 2023 Data included a safety database of 87 ROS1-positive patients enrolled across six dose levels from 25 mg to 150 mg daily, including 37 patients at dose levels of greater than or equal to 100 mg daily. The selection of 100 mg daily as the RP2D was based on the following:

•
The 100 mg daily dose levels maintained steady state plasma levels above all target efficacy thresholds (ROS1 wild type and ROS1 G2032R in both the periphery and in the CNS);
•
Favorable tolerability was observed across all dose levels through the data cut-off date; and
•
No clinically significant exposure-response relationships for safety and efficacy were observed across the dose levels evaluated (25 mg – 150 mg daily).

In the May 2023 Data, early anti-tumor activity continued to be observed in ROS1-positive NSCLC patients, including objective responses (RECIST 1.1) in heavily pre-treated patients, patients previously treated with lorlatinib or repotrectinib, patients with ROS1 G2032R resistance mutations, and patients with CNS metastases. A favorable preliminary safety profile continued to suggest the potential for a highly ROS1-selective, tropomyosin receptor kinase (TRK) sparing design. We expect to share an update from the ARROS-1 trial at a medical meeting in 2024.

The Phase 2 portion of the ARROS-1 clinical trial is designed to evaluate the overall activity of NVL-520 at the RP2D in patients with advanced ROS1-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. Phase 2 cohorts have been designed to support potential registration in kinase inhibitor naïve or previously treated ROS1-positive NSCLC patients.

NVL-655

Our second lead product candidate, NVL-655, is being developed for patients with anaplastic lymphoma kinase (ALK)-positive NSCLC. NVL-655 is a brain-penetrant ALK-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of first-generation (1G; crizotinib), second-generation (2G; ceritinib, alectinib, or brigatinib), and third-generation (3G; lorlatinib) ALK inhibitors. Preclinical data has shown that NVL-655 was brain-penetrant, inhibited wild-type ALK fusions, remained active in the presence of mutations conferring resistance to ALK inhibitors, and displayed selectivity for both wild-type ALK and its resistance variants as compared to the structurally related tropomyosin receptor kinase B (TRKB), thereby indicating the potential to minimize off-target TRKB-related CNS adverse events.

Our ALKOVE-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-655 as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. On October 13, 2023, preliminary dose escalation data from the Phase 1 portion of the ALKOVE-1 clinical trial was presented at the AACR-NCI-EORTC symposium.

As of the enrollment and data cut-off date of August 8, 2023 for the preliminary data, 93 patients were enrolled in the Phase 1 portion of the ALKOVE-1 trial, of which 91 patients had ALK-positive NSCLC and 58% (54/93) had a history of CNS metastases.

The patient population was heavily pre-treated:

•
100% (93/93) had received a 2G ALK TKI or lorlatinib;
•
77% (72/93) had received two or more ALK TKIs, including a 2G ALK TKI and lorlatinib;
•
44% (41/93) had received three or more ALK TKIs, including a 2G ALK TKI and lorlatinib; and,
•
46% (43/93) had an identified secondary ALK mutation, including 26% (24/93) with any compound ALK mutation.

As of the cut-off date for the preliminary data, patients were treated in six NVL-655 dose cohorts of 15 mg, 25 mg, 50 mg, 100 mg, 150 mg, and 200 mg once daily (QD). Preliminary safety, PK, and pharmacodynamics (PD) of NVL-655 were evaluated as of the data cut-off date and key findings included:

•
A favorable preliminary safety profile was observed with NVL-655 treatment in the 93 patients enrolled across the dose-escalation portion of ALKOVE-1, consistent with an ALK-selective, TRK-sparing design.
o
Most treatment-related adverse events (TRAEs) were low-grade and manageable, with the highest incidence of TRAEs being ALT increase (19%, 18/93 any grade; 6%, 6/93 ≥ Grade 3), AST increase (18%, 17/93 any grade; 4%, 4/93 ≥ Grade 3), and nausea (10%, 9/93 of which all were Grade 1 or 2).
o
TRAEs requiring dose modification were infrequent, with 2% (2/93) discontinuations and 5% (5/93) dose reductions.
o
There was one dose-limiting toxicity of transient asymptomatic Grade 4 CPK increase at the 200 mg QD dose level.
o
A maximum tolerated dose (MTD) was not reached, and the preliminary overall safety profile was consistent with avoidance of TRK-related neurotoxicities.

•
The observed favorable preliminary safety profile allowed for achievement of NVL-655 exposure levels above target CNS efficacy thresholds for ALK, ALK single and compound G1202R mutations, and other recalcitrant ALK single mutations such as I1171N.
o
Favorable PK and low intra-cohort patient PK variability were observed, with dose-proportional exposure and a half-life that is supportive of once daily dosing.
o
This preliminary PK data suggest that dose levels of 50 mg QD or greater may provide increased coverage of single and compound mutations in the CNS.
•
Preliminary PD findings by centrally confirmed ctDNA analysis showed that treatment with NVL-655 induced clearance of diverse ALK resistance mutation alleles across a wide dose range. Notably, 100% clearance was observed in 14 of 16 patients with centrally confirmed single or compound ALK G1202R or I1171X (X = N or T) mutations, of which 13 had received prior lorlatinib.

As of the preliminary data cut-off date, 51 patients with NSCLC were response-evaluable by investigator assessment. Key findings include early anti-tumor activity in ALK-positive NSCLC patients, including partial responses (RECIST 1.1) in:

•
Heavily pre-treated patients: An objective response rate (ORR) of 39% (20/51, 4 pending confirmation) was observed in response-evaluable patients, and all patients with tumor response continued on treatment without disease progression as of the data cut-off date.
o
For dose levels of 50 mg or greater, which may provide increased coverage of single and compound mutations in the CNS, an ORR of 44% (18/41) was observed.
o
In patients who have likely exhausted all available treatment options (≥3 prior ALK TKIs including a 2G ALK TKI and lorlatinib), the observed ORR was 40% (10/25) regardless of prior chemotherapy and 42% (8/19) with prior chemotherapy.
•
Patients with ALK single or compound resistance mutations: An ORR of 54% (15/28) was observed in patients with any ALK resistance mutation, including an ORR of 56% (9/16) in patients with compound ALK mutations, and an ORR of 71% (12/17) in patients with ALK G1202R single or compound mutations.
•
Patients with CNS metastases: An ORR of 52% (15/29) was observed in patients with any history of CNS metastases. All patients with tumor response who had a history of CNS disease continued on treatment without CNS progression.
•
Lorlatinib-naïve patients: Of patients who received at least one 2G +/- 1G ALK TKI and had not previously received lorlatinib, 5 of 7 (71%) responded.

As of the cut-off date for the preliminary data, 67% (34/51) of response-evaluable patients remained on treatment with NVL-655 with duration of treatment up to 12 months (median duration of treatment of 3.4 months). All patients with tumor response continued on treatment without disease progression.

Combined with the favorable preliminary safety profile observed as of the data cut-off date, these data suggest that NVL-655 has opportunity as a potential best-in-class therapy that may be able to move up the treatment paradigm for patients with ALK-positive NSCLC.

The ALKOVE-1 clinical trial is continuing to enroll patients in the Phase 1 portion of the trial and is focused on further characterizing the safety, PK and PD profiles, determining the RP2D, and if applicable, the MTD, of NVL-655.

Upon RP2D selection, the trial is designed to transition directly into the Phase 2 portion, which will evaluate the safety and activity of NVL-655 in several expansion cohorts of patients defined based on the number and type of prior anti-cancer therapies they have received. The Phase 2 cohorts are intended to support potential registration in patients with ALK-positive NSCLC who are both lorlatinib-naïve and lorlatinib-treated.

In addition to the planned Phase 2 cohorts, we intend to use these preliminary data in patients with heavily pre-treated ALK-positive NSCLC to guide discussions with physicians that will inform development strategies in TKI-naïve ALK-positive NSCLC.

Other Candidates and Discovery Programs

Our newest product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2 mutations occurring through deletions, insertions, or duplications (collectively, known as HER2 Exon 20 Insertions, or HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor receptor (EGFR). Preclinical data has shown that NVL-330 inhibited HER2ex20 in cell-based assays, was brain penetrant, and was selective for HER2ex20 over the structurally related wild-type EGFR. IND-enabling studies are ongoing for this program.

We have prioritized a number of additional small molecule research programs following an assessment of medical need. Research for these programs is ongoing.

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

Prior to our initial public offering (IPO), we funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018) and debt financing from stockholders (which was settled in convertible preferred stock in February 2021). On August 2, 2021, we completed an IPO of our common stock pursuant to which we issued and sold 10,612,500 shares of Class A common stock and 600,000 shares of Class B common stock, including the exercise in full by the underwriters of their option to purchase 1,462,500 additional shares of Class A common stock, at a public offering price of $17.00 per share. We received net proceeds of approximately $174.3 million after deducting underwriting discounts and commissions and offering costs. On November 3, 2022, we issued and sold 7,895,522 shares of our Class A common stock, including the exercise in full by the underwriters of their option to purchase 1,029,850 additional shares of Class A common stock, in a follow-on public offering at a public offering price of $33.50 per share, resulting in net proceeds of $247.9 million after deducting underwriting discounts and commission and offering costs. On October 19, 2023, we issued and sold 5,357,143 shares of Class A common stock in a follow-on public offering at a public offering price of $56.00 per share, resulting in proceeds of $282.0 million after underwriting discounts and commission but before deducting offering costs.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $87.9 million for the nine months ended September 30, 2023, and $81.9 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $248.0 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or global geopolitical events, including civil or political unrest (such as the ongoing military conflict between Ukraine and Russia). In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

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

We believe that our existing cash, cash equivalents and marketable securities, including the proceeds from our follow-on public offering in October 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. See “—Liquidity and Capital Resources.”

The extent of the impact of public health emergencies, natural disasters and global geopolitical events on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including their impact on our development activities, clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as their impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of these types of events is highly uncertain and subject to change.

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

We expect that our research and development expenses will increase substantially as we continue to advance NVL-520 and NVL-655 in clinical development, advance NVL-330 in preclinical development, and expand our discovery, research and preclinical activities in the near term and in the future. Although we are currently enrolling patients in the Phase 2 portion of our ARROS-1 clinical trial and in the Phase 1 portion of our ALKOVE-1 clinical trial, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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
•
the length of time required to enroll eligible subjects and initiate clinical trials;
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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$29,611	$14,625	$14,986
General and administrative	9,172	5,763	3,409
Total operating expenses	38,783	20,388	18,395
Loss from operations	(38,783)	(20,388)	(18,395)
Other income (expense):
Interest income and other income (expense)	5,138	672	4,466
Total other income, net	5,138	672	4,466
Net loss	$(33,645)	$(19,716)	$(13,929)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
NVL-520	$5,803	$5,255	$548
NVL-655	11,442	1,913	9,529
NVL-330	2,113	—	2,113
Discovery programs	1,707	2,743	(1,036)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	7,777	4,412	3,365
Other	769	302	467
Total research and development expenses	$29,611	$14,625	$14,986

Research and development expenses were $29.6 million for the three months ended September 30, 2023, compared to $14.6 million for the three months ended September 30, 2022. The increase in direct research and development expenses related to NVL-520 of $0.5 million was primarily due to increased clinical and manufacturing costs incurred for the Phase 1/2 ARROS-1 clinical trial, partially offset by a decrease in translational development costs. The increase in direct research and development expenses related to NVL-655 of $9.5 million was primarily due to an increase in clinical and manufacturing costs incurred for the Phase 1 portion of our ALKOVE-1 clinical trial. The increase in direct research and development expenses related to NVL-330 of $2.1 million was primarily due to manufacturing costs and translational development costs for IND-enabling studies. We nominated NVL-330 as a development candidate in the third quarter of 2022. The decrease in discovery programs of $1.0 million was primarily due to identifying NVL-330 as a development candidate, which costs are now tracked separately. The increase in personnel-related expenses of $3.4 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended September 30, 2023 and 2022 included stock-based compensation expense of $3.0 million and $1.0 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$6,023	$3,155	$2,868
Professional and consultant fees	1,455	1,173	282
Insurance and other	1,694	1,435	259
Total general and administrative expenses	$9,172	$5,763	$3,409

General and administrative expenses for the three months ended September 30, 2023, were $9.2 million compared to $5.8 million for the three months ended September 30, 2022. The increase in personnel-related expenses of $2.9 million was primarily due to an increase in headcount. Personnel-related expenses for the three months ended September 30, 2023 and 2022 included stock-based compensation expense of $3.8 million and $1.6 million, respectively. Professional and consultant fees increased primarily due to costs associated with operating as a public company. The increase in insurance and other of $0.3 million was due to increased recruiting and other costs associated with operating as a public company and to support our growing organization.

Other income (expense)

Interest income and other income (expense)

Interest income and other income (expense) consisted primarily of interest income for the three months ended September 30, 2023 and 2022, resulting from investing our cash balances. The increase in interest income was due to higher invested cash balances and higher interest rates earned.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$77,658	$40,876	$36,782
General and administrative	25,397	15,933	9,464
Total operating expenses	103,055	56,809	46,246
Loss from operations	(103,055)	(56,809)	(46,246)
Other income (expense):
Interest income and other income (expense)	15,128	1,078	14,050
Total other income, net	15,128	1,078	14,050
Net loss	$(87,927)	$(55,731)	$(32,196)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
NVL-520	$17,711	$14,334	$3,377
NVL-655	20,731	5,936	14,795
NVL-330	9,055	—	9,055
Discovery programs	6,568	7,611	(1,043)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	21,676	12,005	9,671
Other	1,917	990	927
Total research and development expenses	$77,658	$40,876	$36,782

Research and development expenses were $77.7 million for the nine months ended September 30, 2023, compared to $40.9 million for the nine months ended September 30, 2022. The increase in direct research and development expenses related to NVL-520 of $3.4 million was primarily due to increased clinical costs incurred for the Phase 1/2 ARROS-1 clinical trial, partially offset by a decrease in manufacturing costs. The increase in direct research and development expenses related to NVL-655 of $14.8 million was primarily due to an increase in clinical and manufacturing costs incurred for the Phase 1 portion of our ALKOVE-1 clinical trial. The increase in direct research and development expenses related to NVL-330 of $9.1 million was primarily due to manufacturing costs and translational development costs for IND-enabling studies. We nominated NVL-330 as a development candidate in the third quarter of 2022. The decrease in discovery programs of $1.0 million was due to identifying a development candidate for NVL-330, which costs are now tracked separately. The increase in personnel-related expenses of $9.7 million was primarily due to an increase in headcount. Personnel-related expenses for the nine months ended September 30, 2023 and 2022 included stock-based compensation expense of $8.2 million and $3.0 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$16,053	$8,631	$7,422
Professional and consultant fees	4,000	2,988	1,012
Insurance and other	5,344	4,314	1,030
Total general and administrative expenses	$25,397	$15,933	$9,464

General and administrative expenses for the nine months ended September 30, 2023, were $25.4 million compared to $15.9 million for the nine months ended September 30, 2022. The increase in personnel-related expenses of $7.4 million was primarily due to an increase in headcount. Personnel-related expenses for the nine months ended September 30, 2023 and 2022 included stock-based compensation expense of $9.9 million and $4.3 million, respectively. Professional and consultant fees increased primarily due to costs associated with operating as a public company. The increase in insurance and other of $1.0 million was due to increased software, recruiting and other costs associated with operating as a public company and to support our growing organization.

Other income (expense)

Interest income and other income (expense)

Interest income and other income (expense) consisted primarily of interest income for the nine months ended September 30, 2023 and 2022, resulting from investing our cash balances. The increase in interest income was due to higher invested cash balances and higher interest rates earned.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through September 30, 2023, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled with convertible preferred stock in February 2021), our IPO and with net proceeds of $247.9 million after deducting underwriting discounts and commission and offering costs from our follow-on public offering completed in November 2022. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $413.3 million.

On August 10, 2022, we entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. On October 31, 2022, we entered into an Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that we may sell under the ATM Facility to $135.0 million. As of September 30, 2023, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

On October 19, 2023, we received proceeds of $282.0 million after underwriting discounts and commission but before deducting offering costs from our follow-on offering. In addition, the underwriters have an option to purchase, within 30 days following the date of the prospectus filed in connection with the public offering, up to an additional 803,571 shares at the public offering price of $56.00 per share.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(69,530)	$(47,192)
Net cash provided by (used in) investing activities	(87,266)	54,736
Net cash provided by financing activities	3,424	243
Net increase (decrease) in cash and cash equivalents	$(153,372)	$7,787

Operating activities

During the nine months ended September 30, 2023, operating activities used $69.5 million of cash, resulting from our net loss of $87.9 million, partially offset by net non-cash charges of $10.1 million and by net cash provided by changes in our operating assets and liabilities of $8.3 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2023, consisted primarily of an increase in accounts payable and accrued expenses of $8.5 million and a decrease in prepaid expenses and other current assets of $0.7 million, partially offset by an increase in other assets of $0.8 million.

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

Investing activities

During the nine months ended September 30, 2023, net cash used in investing activities was $87.3 million, due to purchases of marketable securities of $292.8 million, partially offset by proceeds from sales and maturities of marketable securities of $205.5 million.

During the nine months ended September 30, 2022, net cash provided by investing activities was $54.7 million, due to proceeds from sales and maturities of marketable securities of $105.0 million, partially offset by purchases of marketable securities of $50.3 million.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $3.4 million, consisting of proceeds from the exercise of common stock options of $3.5 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.2 million, partially offset by payments of insurance costs financed by a third-party of $0.2 million and payments of offering costs relating to our 2022 public offering of $0.1 million.

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

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $413.3 million. We expect that our existing cash, cash equivalents and marketable securities, including the proceeds from our follow-on public offering in October 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2022 Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2023, we were not party to any material legal proceedings.

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

Risks related to our financial position and need for additional capital

We are early in our development efforts, have a limited operating history, have not completed any later-stage clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in January 2017 and commenced significant operations in 2018, have never completed later-stage clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to NVL-520, our ROS1-selective inhibitor, NVL-655, our ALK-selective inhibitor, NVL-330, our HER2-selective inhibitor, and our discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We have not yet demonstrated our ability to successfully complete later-stage clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to evaluate our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $87.9 million for the nine months ended September 30, 2023, and $81.9 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $248.0 million. We are still in the early stages of development of our product candidates and have not yet completed any later-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, including the proceeds from our follow-on public offering in October 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. Advancing the development of NVL-520, NVL-655, NVL-330 and our discovery programs will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or global geopolitical events, including civil or political unrest (such as the ongoing military conflict between Ukraine and Russia). In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•
our ability to compete with other therapies; and
•
our ability to address any potential delays resulting from factors related to public health emergencies, natural disasters or global geopolitical events.

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

The results of preclinical studies may not be predictive of the results of clinical trials of our product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal studies or of human trials, due to the inherent biologic differences in species, the differences between testing conditions in animal studies and human trials, and the particular goals, purposes, and designs of the relevant studies and trials. We have, for example, observed preclinical CNS activity of NVL-330 in studies with rats and mice. These studies may or may not be predictive of CNS penetrance and activity of NVL-330 in human trials. Similarly, certain of our hypotheses regarding the potential clinical and therapeutic benefits of our product candidates compared to other products or molecules in development are based on observations from our preclinical studies, and results from such preclinical studies are not necessarily predictive of the results of later preclinical studies or clinical trials.

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
•
adverse events in clinical trials; and
•
addressing any delays resulting from factors related to public health emergencies, natural disasters or global geopolitical events.

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

We have only limited experience as a company in the conduct of clinical trials. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials will require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to us on a timely basis or at all.

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

If our product candidates are associated with undesirable adverse events or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable adverse events or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. It is likely that there will be adverse events associated with the use of our product candidates as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related adverse events could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genomic alteration or mutation alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires clearance or approval of a companion diagnostic for any of our product candidates, whether before, concurrently with approval, or post-approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining clearance or approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory clearance or approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA, EMA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and could result in delays in regulatory clearance or approval or a change in the determination for whether or not a companion diagnostic is still required for our product candidates. We may be required to conduct additional studies to support a broader claim or more narrowed claim for a subset population. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include any of our future approved product candidates covered indications, we may no longer need to continue our companion diagnostic development plans or we may need to alter those companion diagnostic development strategies, which could adversely impact our ability to generate revenue from the sale of our companion diagnostic test.

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

As of September 30, 2023, we had 89 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2023, we had 89 full-time employees, including 64 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
•
impact of pandemics or other public health emergencies, natural disasters and global geopolitical events on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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
•
the impact of any public health emergencies, natural disasters or global geopolitical events, such as the ongoing military conflict between Russia and Ukraine; and
•
general economic, political, industry and market conditions.

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

Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. For example, on October 19, 2023, we issued and sold 5,357,143 shares of Class A common stock in a follow-on public offering. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through future strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

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

Until we become a large accelerated filer on December 31, 2023, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

In addition, Section 203 of the General Corporation Law of the State of Delaware (the DGCL) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

As of September 30, 2023, we have used approximately $155.1 million of the net offering proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 30, 2021.

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

NUVALENT, INC.

Date: November 14, 2023	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)