Form 10-K
period 2023-12-31
Nuvalent, Inc.
filed 2024-02-27
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was a closing price of $42.17 per share on June 30, 2023, as reported on the Nasdaq Global Select Market, the aggregate market value of its Class A common stock and Class B common stock held by non-affiliates was approximately $1.1 billion.

As of January 31, 2024, there were 58,632,384 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 5,435,254 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Nuvalent, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (Annual Report) of Nuvalent, Inc. contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report include, among other things, statements about:

•
the initiation, timing, progress, results, and cost of our NVL-520, NVL-655 and NVL-330 programs, including the projections in our OnTarget 2026 operating plan, as well as our discovery programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, when the results of the studies or trials will become available;
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
•
the effect of public health emergencies, natural disasters or geopolitical events, including civil or political unrest or military conflicts, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “expect,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” “aim” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. If one or more of these risks or uncertainties were to occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission (SEC) completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We do not undertake any obligation to publicly update any forward-looking statement except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

This Annual Report also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. All of the market data used in this Annual Report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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

•
We have a limited operating history, have not completed any later-stage clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability;
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
•
Interim, preliminary and topline data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data;
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
•
If our product candidates are licensed for marketing and receive federal healthcare reimbursement, any relationships we may have with healthcare providers will be subject to applicable healthcare fraud and abuse laws and regulations, which could expose us to criminal and civil penalties and exclusion from participation in government healthcare programs;
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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer. We leverage our team’s deep expertise in chemistry and structure-based drug design to develop innovative small molecules that are designed with the aim to overcome the limitations of existing therapies for clinically proven kinase targets.

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

In January 2024, we announced our “OnTarget 2026” operating plan to guide efforts towards having our first potential approved product in 2026.

NVL-520

Our first lead product candidate, NVL-520, is being developed for patients with ROS proto-oncogene 1 (ROS1)-positive non-small cell lung cancer (NSCLC). NVL-520 is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, central nervous system (CNS)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (TKIs). NVL-520 has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive NSCLC who have previously been treated with two or more prior ROS1 TKIs, and orphan drug designation for ROS1-positive NSCLC.

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

In September 2023, we announced the initiation of the Phase 2 portion of the ARROS-1 clinical trial, following alignment with the FDA on a recommended Phase 2 dose (RP2D) of 100 mg once daily (QD). The Phase 2 portion of the ARROS-1 clinical trial is designed to evaluate the overall activity of NVL-520 at the RP2D in patients with advanced ROS1-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. Phase 2 cohorts have been designed to support potential registration in kinase inhibitor naïve or previously treated ROS1-positive NSCLC patients.

We expect to share an update from the ARROS-1 trial at a medical meeting in 2024.

NVL-655

Our second lead product candidate, NVL-655, is being developed for patients with anaplastic lymphoma kinase (ALK)-positive NSCLC. NVL-655 is a brain-penetrant ALK-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of first-generation (1G; crizotinib), second-generation (2G; ceritinib, alectinib, or brigatinib), and third-generation (3G; lorlatinib) ALK inhibitors. NVL-655 has received orphan drug designation for ALK-positive NSCLC.

Our ALKOVE-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-655 as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. Dosing was initiated in the Phase 1 portion of the ALKOVE-1 clinical trial in June 2022.

On October 13, 2023, we presented preliminary data from the Phase 1 dose-escalation portion of the ALKOVE-1 clinical trial at the AACR-NCI-EORTC symposium based on an enrollment and data cut-off date of August 8, 2023. In these data, 93 patients were enrolled, of which 91 patients had ALK-positive NSCLC. Patients were treated in six NVL-655 dose cohorts of 15 mg, 25 mg, 50 mg, 100 mg, 150 mg, and 200 mg QD. The data demonstrated that NVL-655 had a favorable preliminary safety profile consistent with an ALK-selective, TRK-sparing design. The observed favorable preliminary safety profile allowed for achievement of NVL-655 exposure levels above target CNS efficacy thresholds for ALK, ALK single and compound G1202R mutations, and other recalcitrant ALK single mutations such as I1171N. Favorable PK and low intra-cohort patient PK variability were observed with dose-proportional exposure. Preliminary PK data suggested that dose levels of 50 mg QD or greater may provide increased coverage of single and compound ALK mutations in the CNS. Objective responses (RECIST 1.1) were observed in a heavily pre-treated population, including in patients who had likely exhausted all available treatment options (≥3 prior ALK TKIs including a 2G ALK TKI and lorlatinib), in patients with ALK single or compound resistance mutations, and in patients with a history of CNS metastasis. Responses were also observed in lorlatinib-naïve patients.

As of the cut-off date for the preliminary data, 67% (34/51) of response-evaluable patients remained on treatment with NVL-655 with duration of treatment up to 12 months (median duration of treatment of 3.4 months). All patients with tumor response continued on treatment without disease progression.

In February 2024, we announced the initiation of the Phase 2 portion of the ALKOVE-1 clinical trial, following alignment with the FDA on a RP2D of 150 mg QD. The Phase 2 portion of the ALKOVE-1 clinical trial is designed to evaluate the safety and activity of NVL-655 in several expansion cohorts of patients defined based on the number and type of prior anti-cancer therapies they have received. The Phase 2 cohorts are designed with registrational intent for TKI pre-treated patients with ALK-positive NSCLC and to enable preliminary evaluation for patients with ALK-positive NSCLC who are TKI naïve.

In 2024, we expect to share an update from the ALKOVE-1 trial at a medical meeting as well as more detail on our broader front-line clinical development strategy for ALK-positive NSCLC.

Other Candidates and Discovery Programs

Our newest product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by insertions or insertion-deletions in exon 20 of HER2 (collectively, known as HER2 Exon 20 Insertions, or HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor receptor (EGFR). Preclinical data have shown that NVL-330 inhibited HER2ex20 in cell-based assays, was brain penetrant, and was selective for HER2ex20 over the structurally related wild-type EGFR. We expect to initiate a Phase 1 clinical trial of NVL-330 in 2024.

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

Figure 1. Our pipeline of kinase inhibitor product candidates

LEAD INDICATION	PRODUCT CANDIDATE	DISCOVERY	IND ENABLING	PHASE 1	PHASE 2	PHASE 3	ANTICIPATED 2024 MILESTONES*	WORLDWIDE RIGHTS
ROS1 NSCLC	NVL-520	***Open & Enrolling:*** Phase 2 portion of Phase 1/2 trial				ARROS-1	• Data update at a medical meeting	Nuvalent
ALK NSCLC	NVL-655	***Open & Enrolling:*** Phase 2 portion of Phase 1/2 trial				ALKove-1	✓ RP2D & Phase 2 initiation • Data update at a medical meeting	Nuvalent
HER2 NSCLC	NVL-330						• Phase 1 initiation	Nuvalent
Undisclosed Targets			***Additional Discovery Research Programs Ongoing***					Nuvalent

*KEY | ✓ Milestone achieved. • Planned Milestone.

NVL-520 (ROS1-Selective inhibitor)

ROS1 rearrangements occur in up to approximately 3% of metastatic NSCLCs. At the time of diagnosis, up to 40% of these patients present with accompanying brain metastases. Beyond NSCLC, ROS1 rearrangements have also been reported across a wide range of solid tumors as well as lymphoma.

There are three FDA approved TKIs for the treatment of patients with ROS1-positive NSCLC: Xalkori (crizotinib), Rozlytrek (entrectinib), and Augtyro (repotrectinib). In addition to the FDA approved TKIs, physicians may also consider ceritinib as a recommended TKI in the TKI-naïve setting. Additional treatment options for patients who are TKI pre-treated include the recommended TKI lorlatinib, chemotherapy with or without immunotherapy, or experimental therapies in clinical trials. The current standard of care for TKI-naïve patients with ROS1-positive NSCLC is crizotinib, which had an estimated $374 million in reported global 2023 net sales across all indications. There is no clear standard of care for TKI pre-treated patients with ROS1-positive NSCLC.

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

We are currently investigating NVL-520 in the Phase 2 portion of our ARROS-1 clinical trial, a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-520 as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors. The Phase 1 dose-escalation portion of ARROS-1 was conducted in patients with advanced ROS1-positive NSCLC or other solid tumors who had received at least one prior ROS1 TKI or any prior therapy, respectively, and evaluated the safety, tolerability and RP2D of NVL-520, among other objectives. Upon determination of the RP2D (100 mg QD), the trial transitioned into the ongoing Phase 2 portion designed to evaluate NVL-520 in patients with advanced ROS1-positive NSCLC and other solid tumors and to support potential registration of NVL-520 in ROS1-positive patients with NSCLC who are TKI naïve and who have been previously treated with ROS1 kinase inhibitors.

NVL-655 (ALK-Selective inhibitor)

ALK rearrangements occur in approximately 5% of metastatic NSCLCs. At the time of initial diagnosis, up to 40% of these patients present with accompanying brain metastases. Beyond NSCLC, ALK fusions have also been reported in various other solid tumors as well as lymphoma.

There are five FDA approved TKIs for the treatment of patients with ALK-positive NSCLC: Xalkori (crizotinib), Zykadia (ceritinib), Alecensa (alectinib), Alunbrig (brigatinib), and Lorbrena (lorlatinib). Additional treatment options for patients who are TKI pre-treated include chemotherapy with or without immunotherapy, or experimental therapies in clinical trials. The current standard of care for TKI-naïve patients with ALK-positive NSCLC is alectinib, which had an estimated $1.9 billion in reported global 2023 net sales. Following treatment with alectinib, the current second-line TKI standard of care is lorlatinib with an estimated $539 million in reported global 2023 net sales across all indications. There is no clear third-line TKI standard of care for patients with ALK-positive NSCLC.

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

We are currently investigating NVL-655 in the Phase 2 portion of our ALKOVE-1 clinical trial, a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-655 as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. The Phase 1 dose-escalation portion of ALKOVE-1 was conducted in patients with advanced ALK-positive NSCLC or other solid tumors who had received at least one prior ALK TKI or at least one prior systemic anticancer therapy, respectively, and evaluated the safety, tolerability and RP2D of NVL-655, among other objectives. Upon determination of the RP2D (150 mg QD), the trial transitioned into the ongoing Phase 2 portion designed to evaluate NVL-655 in patients with advanced ALK-positive NSCLC and other solid tumors, to support potential registration of NVL-655 for TKI pre-treated patients with ALK-positive NSCLC, and to enable preliminary evaluation for patients with ALK-positive NSCLC who are TKI naïve.

NVL-330 (HER2-Selective inhibitor)

Mutations and alterations in HER2 are oncogenic and are found in approximately 3% of cancers, including up to 4% of advanced NSCLC patients. Within NSCLC, 90% of HER2 mutations occur through HER2ex20. HER2 mutations have also been identified in multiple cancers, including breast, esophageal, endometrial, bladder, colorectal, skin, ovarian, head and neck, and cervical. Brain metastases are present at diagnosis in an estimated 19% of HER2 mutant-positive NSCLC patients, and more patients will develop them during treatment.

NVL-330 is a brain-penetrant HER2-selective inhibitor which we believe we have optimized for selectivity versus the structurally related wild-type EGFR that is associated with dose-limiting side effects including skin rash and gastrointestinal toxicity. We expect to initiate a Phase 1 clinical trial of NVL-330 in 2024.

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

OnTarget 2026 operating plan

OnTarget 2026 delineates our three-year operating plan towards bringing new, potential best-in-class medicines to patients with cancer and is summarized in Figure 2 below. As part of this plan announced in January 2024, we outlined the following anticipated milestones throughout 2024, leading to our first potential pivotal data in 2025 and first potential approved product in 2026:

•
2024: Execute on Global Registrational Strategies
o
Progress the Phase 2 portion of the ARROS-1 trial of NVL-520 in patients with advanced ROS1-positive NSCLC with registrational intent;
o
Initiate the Phase 2 portion of the ALKOVE-1 trial of NVL-655 in patients with advanced ALK-positive -positive NSCLC with registrational intent;
o
Launch our front-line development strategy for our ALK program;
o
Present interim data from the ongoing ARROS-1 and ALKOVE-1 clinical trials at medical meetings; and
o
Initiate a Phase 1 trial for our HER2 program.

•
2025: First Pivotal Data
•
2026: First Approved Product

Figure 2. OnTarget 2026 Operating Plan: The Path to Patient Impact

OnTarget 2026 | The Path to Patient Impact

GOAL:

2024	2025	2026
EXECUTE ON GLOBAL REGISTRATIONAL STRATEGIES	FIRST PIVOTAL DATA	FIRST APPROVED PRODUCT

Anticipated 2024 Milestones:

- Progress ARROS-1 Phase 2 with registrational intent
- Initiate ALKOVE-1 Phase 2 with registrational intent
- Launch 1L ALK strategy
- Interim Ph 1/2 data for both ROS1 and ALK programs
- Initiate Phase 1 trial for HER2 program

KEY | Achieved. Planned.

Nuvalent

Our team

We have assembled a management team of biopharmaceutical industry veterans with extensive experience in developing novel oncology therapies from research through commercialization. Our team is led by our Chief Executive Officer, James R. Porter, Ph.D., who has over 20 years of experience, including at Infinity Pharmaceuticals, Inc. (Infinity) and Verastem Oncology. Our Chief Financial Officer, Alexandra Balcom, M.B.A., C.P.A., has nearly 20 years of industry experience and was previously at SQZ Biotechnologies Company and Agios Pharmaceuticals, Inc. Our Chief Medical Officer, Christopher D. Turner, M.D., has over 20 years of experience in drug development, including at ARIAD Pharmaceuticals, Inc. and Blueprint Medicines Corporation. Our Chief Legal Officer, Deborah Miller, Ph.D., J.D., has over 20 years of legal experience managing the entire pharmaceutical lifecycle from early discovery through litigation, including at Sumitomo Dainippon Pharma America, Inc. and Infinity. Our Chief Development Officer, Darlene Noci, A.L.M., has over 20 years of experience in global drug development in rare diseases and oncology, including at Genzyme Corporation and EMD Serono, the North America biopharma business of Merck KgaA, Darmstadt, Germany.

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

We have also established collaborations through service agreements with global clinical research organizations (CROs) to provide scale and expertise in research chemistry, chemical manufacturing, biology, pharmacology and toxicology, and clinical studies.

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

Our strategy

Our goal is to be a leading biopharmaceutical company that translates our deep expertise in structure-based drug design to discover, develop, and deliver novel, selective therapeutics that enable durable responses for patients with cancer. The key elements of our strategy include:

•
Advance NVL-520, our first lead product candidate and a differentiated ROS1-selective inhibitor, through the Phase 2 portion of our ARROS-1 study designed to support potential regulatory approval. Clinical investigation of NVL-520 is ongoing in the Phase 2 portion of our ARROS-1 study, a first-in-human Phase 1/2 clinical trial investigating NVL-520 in advanced ROS1-positive NSCLC and other solid tumors. NVL-520 has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive NSCLC who have previously been treated with two or more prior ROS1 TKIs. We plan to engage with regulators to discuss whether we may qualify for any additional expedited drug development pathways.
•
Advance the ongoing clinical development of NVL-655, our second lead product candidate, a differentiated ALK-selective inhibitor, through the Phase 2 portion of our ALKOVE-1 study designed to support potential regulatory approval. Clinical investigation is ongoing in the Phase 2 portion of our ALKOVE-1 study, a first-in-human Phase 1/2 clinical trial investigating NVL-655 in advanced ALK-positive NSCLC and other solid tumors. Pending supportive data, we plan to engage with regulators to discuss whether we may qualify for any expedited drug development pathways.
•
Progress our other development and discovery stage programs, including for HER2-Altered NSCLC, while continuing to expand our pipeline of precisely targeted novel product candidates. We prioritize clinically proven kinase targets where the design of exquisitely selective inhibitors may overcome challenges of existing therapies including kinase resistance, kinase selectivity, and limited CNS activity. We intend to develop product candidates as monotherapy treatment and may also strategically pursue the development of synergistic combinations.
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
•
approved kinase inhibitors, including FDA approved ROS1 TKIs (Xalkori, Rozlytrek, and Augtyro, marketed by Pfizer Inc. (Pfizer), Roche and Bristol-Myers Squibb Company, respectively), and FDA approved ALK TKIs (Xalkori, Zykadia, Alecensa, Alunbrig and Lorbrena, marketed by Pfizer, Novartis AG, Chugai Pharmaceutical Co. Ltd./Roche, Takeda Pharmaceutical Company Limited, and Pfizer, respectively);
•
one ROS1 TKI program in clinical trials being developed by AnHeart Therapeutics Inc;
•
ALK TKIs in clinical development;
•
HER2ex20 TKIs in clinical development;
•
TKIs not approved but recommended for use in NCCN guidelines; and
•
other therapies targeting kinases, including antibody or antibody-drug conjugate approaches, that are approved or in clinical development.

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

We have filed certain patent applications directed generally to compositions of matter, pharmaceutical formulations, and therapeutic methods of using the foregoing related to our ROS1, ALK, and HER2 programs, as summarized below. We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. In addition, we own certain registered trademarks and pending trademark applications in the U.S. and other countries.

With respect to our ROS1 program, we own four pending PCT patent applications, two pending U.S. patent applications, one issued U.S. patent, one pending U.S. provisional patent application, and 24 pending foreign patent applications directed to compositions of matter for our ROS1 inhibitory compounds (e.g., NVL-520) and related solid forms as well as methods of use. Any U.S. or foreign patent that has issued or may issue based on the pending patent applications is expected to expire no earlier than 2041, not including any patent term adjustments or patent term extensions that may be awarded. With respect to our ALK program, we own two pending PCT patent applications, two pending U.S. patent applications, one issued U.S. patent, three pending U.S. provisional patent applications, and 24 pending foreign patent applications directed to compositions of matter for our ALK inhibitory compounds (e.g., NVL-655) and related solid forms as well as methods of use. Any U.S. or foreign patent that may issue based on the pending patent applications is expected to expire no earlier than 2041, not including any patent term adjustments or patent term extensions that may be awarded. With respect to our HER2 program, we own one pending U.S. patent application and 23 pending foreign applications directed to compositions of matter for our HER2 inhibitory compounds (e.g., NVL-330) and related methods of use. Any U.S. or foreign patent that may issue based on the pending patent applications is expected to expire no earlier than 2042, not including any patent term adjustments or patent term extensions that may be awarded.

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

However, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on will be able to satisfy our demand in a timely manner and not have supply chain disruptions due to stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced in the past.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. The FDA will review an IND to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s (ICH) recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

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

Specifically, the Secretary of the U.S. Department of Health and Human Services (HHS) is authorized to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. These notices of non-compliance did not result in civil monetary penalties.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA is submitted (Pre-NDA meeting). Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A type D meeting is focused on a narrow set of issues (should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension, or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. While a randomized controlled trial is the preferred approach, the guidance states that there can be circumstances wherein a single-arm trial is appropriate in the development of a drug for accelerated approval. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval and work with the FDA on this approach.

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

Submission and Filing of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information, and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product to the satisfaction of the FDA. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (PDUFA) is substantial (for example, for fiscal year 2024, this application fee is $4,048,695), and the sponsor of an approved application is also subject to an annual program fee, currently set at $416,734 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [the FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019 the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. Although the FDA has not yet finalized that guidance, it did issue additional draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical study.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act (PIE Act) in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the FDA’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes products, as well as adverse public relations and reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (PMA) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2024 the standard fee is $483,560 and the small business fee is $120,890.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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
•
federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services (CMS) within HHS for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
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

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act (the CCA), which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CCA delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Appropriation Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the Tax Act), which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. In June 2021, the U.S. Supreme Court dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

In addition, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP) to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (PhRMA) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted SIP proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

On June 6, 2023, Merck & Co., Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information (PHI) used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

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

In addition to California, at least 11 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Non-clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

The centralized procedure provides for the grant of a single marketing authorization (MA) following a favorable opinion by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein, and Norway, which are part of the EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines), and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific, or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

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

Exceptional Circumstances

A MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional MAs, MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Pediatric Studies

Prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (PIP), covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA (PDCO) may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for pediatric population. Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

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

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. In the United Kingdom (U.K.), the GDPR is retained in domestic law as the U.K. GDPR and sits alongside an amended version of the U.K. Data Protection Act 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues of the respective group of companies, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020 the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

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

Brexit and the Regulatory Framework in the United Kingdom

The U.K.’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement (the Agreement), which was applied provisionally beginning on January 1, 2021, and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes, except that Northern Ireland will continue to broadly follow EU laws as further described below. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland, and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol.

On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide MA will be granted by the MHRA for all medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. The Windsor Framework was approved by the EU-U.K. Joint Committee on March 24, 2023, so the U.K. government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

The Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (HMR) is the primary legal instrument for the regulation of medicines in the U.K. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

EU laws which have been transposed into U.K. law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the Clinical Trials Regulation will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide MAs from the EMA, and a separate MA will be required to market our product candidates in the U.K. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

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

Employees and Human Capital

As of December 31, 2023, we had 92 full-time employees, of which 66 are engaged in research and development. From time to time, we also retain independent contractors and other service providers to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is positive.

We consider the intellectual capital of our employees to be an essential driver of our business. Our workforce expanded substantially during fiscal 2023; new employees were hired to support our clinical and preclinical pipeline, with additions in our research, clinical development, operations and general and administrative functions. We expect to continue to add additional employees in 2024 with a focus on increasing expertise in clinical and preclinical research and development, as well as expanding critical capabilities across our organization.

We continually evaluate our business needs and opportunities and strive to balance in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to CROs and drug substance and finished drug product manufacturing to CMOs.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our short-term and long-term incentive programs are to attract, retain and motivate selected employees and consultants. In addition, through the granting of stock-based compensation awards we seek to align our incentive compensation with the interests of our stockholders. We provide a comprehensive benefits package to help employees manage health, well-being, finances and life outside of work, including health insurance, dental and vision insurance, life insurance, short-term and long-term disability insurance, paid sick leave, a 401(k) plan, a flexible spending account program and paid vacation time. We also strive to build an integrated, cohesive culture and safe work environment, designed so that the organization is structured and aligned to operate efficiently, decision making is timely and effective, and employees are supported, encouraged and motivated to do their best to support our mission and our values.

Information about our Executive Officers (as of February 15, 2024)

Name	Age	Position
James R. Porter, Ph.D.	48	Chief Executive Officer, President and Director
Alexandra Balcom	40	Chief Financial Officer and Treasurer
Deborah Miller, Ph.D., J.D.	48	Chief Legal Officer and Secretary
Darlene Noci	47	Chief Development Officer
Christopher D. Turner, M.D.	56	Chief Medical Officer

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

Alexandra Balcom, MBA, CPA, has served as our Chief Financial Officer since January 2021. Ms. Balcom brings nearly 20 years of strategic, financial and operational experience in the biotechnology industry to her role. Before joining Nuvalent, she held various roles at SQZ Biotechnologies Company, a biotechnology company, from April 2017 to March 2021, including Vice President of Finance, where she was responsible for strategic planning, finance and accounting. Prior to that, Ms. Balcom served as Corporate Controller at Agios Pharmaceuticals Inc., a pharmaceutical company. Ms. Balcom was responsible for all financial functions of the company including strategic planning, treasury, tax, finance, and accounting. Earlier in her career, Ms. Balcom held positions at both Molecular Insight Pharmaceuticals Inc., a pharmaceutical company that was acquired by Progenics Pharmaceuticals, Inc., a biotechnology company, in 2013 and Coley Pharmaceutical Group, Inc., a biopharmaceutical company that was acquired by Pfizer in 2007. Ms. Balcom earned her B.B.A. in finance from the University of Massachusetts, Amherst and her M.B.A. from Boston College. Ms. Balcom is also a certified public accountant in Massachusetts.

Deborah Miller, Ph.D., J.D., has served as our Chief Legal Officer since June 2021. Before joining Nuvalent, she held various roles at Sumitomo Dainippon Pharma America, Inc., a pharmaceutical company (SDPA), from April 2020 to June 2021, including Senior Vice President, Deputy General Counsel and Chief IP Counsel, where she was responsible for providing legal services to all of the North American companies of Sumitomo Dainippon Pharma Co., Ltd. (Sumitomo). Prior to that, Dr. Miller served as Deputy General Counsel & Chief IP Counsel at Sunovion Pharmaceuticals Inc., a subsidiary of SDPA, from March 2017 to April 2020, and held various roles at Infinity from March 2010 to March 2017, including Vice President, Deputy General Counsel and Chief Patent Counsel, where she built and managed the intellectual property group and supported various in-licensing, out-licensing and financing ventures. Earlier in her career, Dr. Miller was IP corporate counsel at Sepracor Inc. (currently, Sunovion Pharmaceuticals Inc.), a biopharmaceutical company, which was acquired by Sumitomo in 2010, and an associate at the law firm Nutter McClennen & Fish LLP. She received her B.A. in chemistry from Swarthmore College, her M.M.Sc. from Harvard Medical School, her Ph.D. in biological chemistry and molecular pharmacology from Harvard University and her J.D. from Suffolk University Law School.

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

Available Information

Our Internet address is www.nuvalent.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A. RISK FACTORS

Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report and in other documents that we file with the SEC in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business, prospects, financial condition and results of operations.

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

Risks related to our financial position and need for additional capital

We have a limited operating history, have not completed any later-stage clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in January 2017 and commenced significant operations in 2018, have never completed a Phase 2 or Phase 3 clinical trial, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to NVL-520, our ROS1-selective inhibitor, NVL-655, our ALK-selective inhibitor, NVL-330, our HER2-selective inhibitor, and our discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We have not yet demonstrated our ability to successfully complete Phase 2 or Phase 3 clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to evaluate our likelihood of success and viability than it could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies at our stage of development in rapidly evolving fields. We also expect that, as we advance our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $126.2 million and $81.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $286.3 million. We have not yet completed any Phase 2 or Phase 3 clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
commercial acceptance of our product candidates by patients, the medical community and third-party payors, including the willingness of physicians to use our product candidates, if approved, in lieu of (or in conjunction with) other approved therapies;
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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We have initiated Phase 1/2 clinical trials for our parallel lead programs, NVL-520 and NVL-655. We have not yet initiated clinical trials for any of our other product candidates, including NVL-330, and we are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We also continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

The success of our product candidates will depend on several factors, including the following:

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
•
commercial acceptance by patients, the medical community and third-party payors, including the willingness of physicians to use our product candidates, if approved, in lieu of (or in conjunction with) other approved therapies;
•
our ability to compete with other therapies; and
•
our ability to address any potential delays resulting from factors related to public health emergencies, natural disasters or geopolitical events.

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

Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and the ultimate outcome is uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, there is a high risk of failure, and we may never succeed in developing marketable products.

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

The discovery and development of targeted therapeutics for patients with cancer-associated genomic alterations is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are evolving. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work and clinical trials to date, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations, which may require the use of companion diagnostic tests. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our product candidates and achieve profitability. We do not know if our approach of focusing on treating patients with cancer-associated genomic alterations will be successful, and if our approach is unsuccessful, our business will suffer.

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

Before obtaining marketing approval from the FDA of NVL-520, NVL-655 or NVL-330 or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We have initiated Phase 1/2 clinical trials for NVL-520 and NVL-655, and plan to initiate a Phase 1 clinical trial for NVL-330 in 2024. IND submission must become effective prior to initiating any clinical trials in the U.S. for any of our future product candidates.

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

Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an IEC, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and there is a high risk of failure and we may never succeed in developing marketable products.

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
•
adverse events in clinical trials; and
•
addressing any delays resulting from factors related to public health emergencies, natural disasters or geopolitical events.

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

We have only limited experience as a company in the conduct of clinical trials. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials require significant financial and management resources and we expect to rely on third-party clinical investigators, CROs, and consultants in connection with any large-scale clinical trials we conduct. Relying on third-party clinical investigators, CROs and consultants may result in us encountering delays that are outside of our control. We also may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to us on a timely basis or at all.

We may not be able to submit INDs, CTAs or comparable applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA, EMA or any comparable foreign regulatory authority may not permit us to proceed.

While we have submitted INDs for some of our product candidates, we may not be able to submit INDs for any other product candidates on the timelines we expect or such submissions may not take effect on the timeline that we anticipate or at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs, CTAs or comparable applications on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our product candidates may cause significant adverse events, toxicities or other undesirable adverse events when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable adverse events or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable adverse events or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. There have been, and it is likely that there will be additional, adverse events associated with the use of our product candidates as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other adverse events. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related adverse events could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

If significant adverse events are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse events. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause adverse events that prevented their further development. Even if the adverse events do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable adverse events may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

Interim, preliminary and topline data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We have publicly disclosed interim, preliminary or topline data from our preclinical studies and clinical trials and we expect to do so in the future. These interim updates are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, preliminary and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, preliminary or topline data we previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim, preliminary and topline data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim, preliminary or topline data and final data could significantly harm our business and prospects. Further, additional disclosure of interim, preliminary or topline data by us or by our competitors in the future could result in volatility in the price of our Class A common stock.

In addition, the information we choose to publicly disclose regarding a particular study or trial is typically selected from a more extensive amount of available information. Investors may not agree with what we determine is the material or otherwise appropriate information to include in our public disclosures, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials for NVL-520 and NVL-655 and expect to do so for our planned clinical trials of NVL-330. For these product candidates, we seek patients with specific genomic alterations that our product candidates are designed to precisely target. We cannot be certain (i) how many patients will have the requisite genomic alterations that qualify for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) if regulatory approval is obtained, whether each specific ROS1, ALK or HER2 alteration will be included in the approved drug label. Additionally, we face competition, including from large pharmaceutical companies with significantly more resources than us, for enrollment of our precisely targeted patient populations, which may impact our ability to successfully recruit patients for our clinical trials. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates.

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

We are currently focusing our resources and efforts on our lead product candidates, NVL-520 and NVL-655, for advanced ROS1-positive NSCLC and other solid tumors and advanced ALK-positive NSCLC and other solid tumors, respectively, on our NVL-330 product candidate for advanced HER2-altered NSCLC, and on advancing our discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for NVL-520, NVL-655, NVL-330 and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for NVL-520, NVL-655, NVL-330 or any future product candidates we identify through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

For NVL-520, there are currently three ROS1-targeted kinase inhibitors approved by the FDA for use in TKI naïve ROS1-positive NSCLC: crizotinib, entrectinib and repotrectinib. Crizotinib has also received approval for treatment of ALK-positive NSCLC. Ceritinib and lorlatinib are considered as other therapies recommended for use in ROS1-positive NSCLC patients according to NCCN guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC, and has demonstrated CNS activity as reported in its prescribing information. AnHeart Therapeutics’ taletrectinib is a dual TRK/ROS1 inhibitor and is in development for patients with ROS1-positive NSCLC.

For NVL-655, there are five ALK inhibitors approved by the FDA for the treatment of ALK-positive NSCLC: crizotinib, lorlatinib, ceritinib, alectinib, and brigatinib. All five have line-agnostic approvals for the treatment of ALK-positive NSCLC patients, including for patients who are TKI naïve. Additionally, lorlatinib has demonstrated activity in patients that have progressed on crizotinib, alectinib, or ceritinib.

For NVL-330, there is currently one antibody-drug conjugate approved by the FDA for the treatment of HER2 mutant NSCLC: fam-trastuzumab deruxtecan-nxki. There are no kinase inhibitors approved for this patient population. Other kinase inhibitors in development for patients with HER2 mutant NSCLC include Shanghai Hengrui Pharmaceutical Co., Ltd.’s pyrotinib, Boehringer Ingelheim Pharmaceuticals, Inc.’s zongertinib (BI-1810631), and Enliven Therapeutics’ ELVN-002.

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

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labelling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Contaminations can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

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
•
willingness of physicians to use our product candidates, if approved, in lieu of (or in conjunction with) other approved therapies;
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

When cancer is detected early (referred to as localized disease), conventional treatments, which include chemotherapy, hormone therapy, surgery and radiation therapy and/or selected targeted therapies, may be adequate to cure the patient in many cases. However, once cancer has spread to other areas (advanced or metastatic disease), cancer treatments may not be sufficient to provide a cure but often can significantly prolong life without curing the cancer. First-line therapies designate treatments that are initially administered to patients with advanced or metastatic disease, while second- and third-line therapies are administered to patients when the prior therapies lose their effectiveness. The FDA, EMA and other regulatory bodies often approve cancer therapies for a particular line of treatment. Typically, drug approvals are initially granted for use in later lines of treatment, but with additional evidence of significant efficacy from clinical trials, biopharmaceutical companies can successfully seek and gain approval for use in earlier lines of treatment.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the CMS, an agency within HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

We have conducted and intend to continue conducting certain of our clinical trials globally. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans may be delayed, which could materially harm our business.

We have conducted and intend to continue conducting certain of our clinical trials globally. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in our trials resulting from geopolitical events, including civil or political unrest or military conflicts.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland, and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The U.K. and EU have, however, agreed to the Windsor Framework, which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. Once implemented, the changes introduced by the Windsor Framework will make the MHRA responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and good clinical practices (GCP) for any clinical trials that we conduct post-approval.

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

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that the FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the U.S. Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations, but the Court of Appeals did hold that the plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Department of Justice and a manufacturer of mifepristone filed petitions for a writ of certiorari, asking the U.S. Supreme Court to review the Court of Appeals decision. On December 13, 2023, the U.S. Supreme Court granted these petitions for writ of certiorari for the Court of Appeals decision

The FDA, EMA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths, weaknesses, validity and utility of the information about the unapproved use. In addition, under recent guidance from the FDA and the PIE Act, signed into law as part of the CCA, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genomic alteration or mutation alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires clearance or approval of a companion diagnostic for any of our product candidates, whether before, concurrently with approval, or post-approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining clearance or approval for these companion diagnostics. The process of obtaining or creating such diagnostic is time consuming and costly. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain PMA, simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

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

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. While a randomized controlled trial is the preferred approach, the guidance states that there can be circumstances wherein a single-arm trial is appropriate in the development of a drug for accelerated approval. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will not be legally binding even when finalized, we will need to consider the FDA’s guidance if we seek accelerated approval for any of our products in the future and work with the FDA on this approach.

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or any other form of expedited development, review or approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review in the U.S., and PRIME (priority medicines) in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

NVL-520 has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive NSCLC who have previously been treated with two or more prior ROS1 TKIs. We may seek certain designations for one or more of our other product candidates or other designations for NVL-520 that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, early and frequent interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors may also have greater interactions with the FDA and the FDA may initiate review of sections of the NDA of a product candidate with Breakthrough Therapy designation before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of data submitted by the sponsor, that a product with Breakthrough Therapy designation may be effective.

We may also seek Fast Track designation for one or more of our product candidates. The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. Like with Breakthrough Therapy designation, sponsors with Fast Track products may have greater FDA interactions and the FDA may initiate review of sections of a Fast Track product’s NDA before the application is complete if it determines, after its preliminary data evaluation, that the product may be effective.

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

These designations require a sponsor to submit an application for review and approval by the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if our product candidates qualify for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of researching and developing the drug will be recovered from sales in the U.S. Our target indications may include diseases with large patient populations or may include orphan indications. NVL-520 has received orphan drug designation for ROS1-positive NSCLC. NVL-655 has received orphan drug designation for ALK-positive NSCLC. There can be no assurances that we will be able to obtain orphan designation for our other current product candidates or candidates we may discover and develop in the future.

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

In March 2010, President Obama signed into law the PPACA. Since enactment of the PPACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

Other legislative changes have been adopted since the PPACA was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The CAA, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by the enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The CAA’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a SIP to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the PhRMA but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted SIP proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.

In September 2021, acting pursuant to an executive order signed by President Biden, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

On June 6, 2023, Merck & Co., Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

In addition, in some countries, including member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our products to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our products could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more products, and there could be a material adverse effect on our business.

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

There are multiple privacy and data security laws that may impact our business activities in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, for example, under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information (PHI) used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. We are not currently classified as a covered entity or business associate under HIPAA. Thus, we are not directly subject to HIPAA’s requirements or penalties. The healthcare providers, including certain research institutions from which we may obtain patient or subject health information, may be subject to privacy, security, and breach notification requirements under HIPAA. Additionally, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face criminal penalties if we knowingly receive individually identifiable health information from a HIPAA covered entity, business associate or subcontractor that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health and genetic information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, in addition to risks and obligations related to HIPAA, we also may be subject to various state laws regulating the use or disclosure of this information or requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may result in events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. Brexit has created further uncertainty and could result in the application of new data privacy and protection laws and standards to our operations in the U.K., our handling of personal data of users located in the U.K., and transfers of personal data between the EU and the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018, and is now effective in the U.K., it is still unclear whether and for how long transfer of data from the EEA to the U.K. will remain lawful under GDPR. The U.K. government has already determined that it considers all EU and EEA Member States to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future.

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

Furthermore, while the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018, and is now effective in the U.K., it is still unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR. The Agreement provides for a transitional period during which the U.K. will be treated like an EU member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the U.K. will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the U.K. The U.K. has already determined that it considers all of the EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected.

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

We currently have a small team focused on research and development of small molecule kinase inhibitors. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. Personnel with the required skills and experience may be scarce or may not be available at all. In addition, competition for these skilled personnel is intense and recruiting and retaining skilled employees is difficult, particularly for a development-stage company such as ours. Even if we are successful in identifying, attracting, hiring and retaining qualified employees, recent market changes, including labor shortages, and rising inflation have increased employee-related costs substantially, which may negatively affect our operating results.

We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel in these positions, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner.

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

As of December 31, 2023, we had 92 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2023, we had 92 full-time employees, including 66 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our data, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (i.e., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. The risk of a security breach or disruption through cyber-attacks has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. For example, companies have experienced an increase in phishing and social engineering attacks from third parties. Also, a majority of our employees are working remotely. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cybersecurity or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If any of our vendors experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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
•
impact of pandemics or other public health emergencies, natural disasters and geopolitical events on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical events, including war and terrorism, trade policies, treaties and tariffs.

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

Our federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under tax legislation commonly referred to as the Tax Act, as amended by the CARES Act, our federal NOLs may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2023, we had available federal NOL carryforwards of approximately $123.7 million and available state NOL carryforwards of approximately $144.0 million.

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

We or our future licensors may be subject to claims that current or former employees, collaborators, CROs, universities or other third parties have an interest in our owned or future in-licensed patents and patent applications, trade secrets or other intellectual property as an inventor, co-inventor, owner or co-owner. For example, we or our future licensors may have inventorship or ownership disputes that arise from conflicting obligations of employees, consultants, CROs or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of any future owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, we may be required to pay monetary damages and we may also lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Additionally, if residents of other countries can claim inventorship of our patents and patent applications, we may be required to fulfill additional obligations. For example, some countries, including China, require a patent owner to provide remuneration to inventors who assign rights to inventions developed during course of their employment. Litigation may be necessary to defend against claims based on foreign inventors. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our preclinical studies or our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.

Our heavy reliance on these third parties for such drug development activities reduces our control over these activities. As a result, we have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations and require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include, without limitation:

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
•
the impact of any public health emergencies, natural disasters, or geopolitical events, including civil or political unrest or military conflicts; and
•
general economic, political, industry and market conditions.

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

Global credit and financial markets have experienced extreme instability, volatility and disruptions in the past several years due to a number of factors, including the COVID-19 pandemic, ongoing military conflicts, bank failures and other market-influencing developments, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in interest rates, declines in economic growth, increases in unemployment rates, increases in inflation and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to public health emergencies, military conflicts, bank failures or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

Our holders of 5% or more of our capital stock and their respective affiliates beneficially own in excess of 50% of our outstanding Class A common stock and Class B common stock and in excess of 50% of our Class A voting stock. Three of our directors are affiliated with two of our principal stockholders: Joseph Pearlberg, M.D., Ph.D. and Cameron A. Wheeler, Ph.D. are affiliated with Deerfield, and Andrew A.F. Hack, M.D., Ph.D. is affiliated with Bain Capital Life Sciences. These stockholders, acting together or on their own, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our Class A common stock.

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

Additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by such sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. For example, in the fourth quarter of 2023, we issued and sold 6,160,714 shares of Class A common stock in a follow-on public offering. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through future strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

We are no longer an “emerging growth company” and will soon be unable to take advantage of the scaled disclosure requirements available to a “smaller reporting company”, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will therefore no longer apply to us.

Due to our public float as of June 30, 2023, we became a “large accelerated filer” as of December 31, 2023 and no longer qualify as an “emerging growth company”, as defined in the JOBS Act. In addition, due to our public float as of June 30, 2023, we will be unable to take advantage of the scaled public disclosure requirements available to “smaller reporting companies”, beginning with the filing of our quarterly report on Form 10-Q for the three-month period ending March 31, 2024.

As a large accelerated filer, and because we no longer qualify as an emerging growth company and will soon be unable to take advantage of the scaled disclosures available to smaller reporting companies, we are subject to certain additional disclosure requirements applicable to other large accelerated filers and that were not applicable to us in the past, which will increase our legal, accounting and other expenses. These additional requirements include, among other things:

•
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
•
additional disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•
the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

These scaled disclosures will no longer be applicable or available to us beginning with our quarterly report on Form 10-Q for the three-month period ending March 31, 2024.

We have increased costs as a result of operating as a public company, and our management is devoting substantial time to related compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses, and these expenses are likely to increase further due to our transition out of “emerging growth company” and “smaller reporting company” status. We are and will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives and we cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to maintain effective disclosure and financial controls and to make a formal assessment of the effectiveness of our internal control over financial reporting. In addition, now that we are no longer an “emerging growth company,” we are subject to Section 404(b) of the Sarbanes-Oxley Act, which requires us to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Compliance with Section 404 has been and will continue to be both costly and time-consuming for our management.

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

If we have a material weakness in our internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. Our cybersecurity risk management program is a key component of our overall risk management process, and includes similar characteristics, reporting channels and governance processes to those that apply across other legal, compliance, strategic, operational, and financial risk areas within the Company.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to its audit committee oversight of cybersecurity and other information technology risks. The audit committee oversees management’s implementation of our cybersecurity risk management program.

The audit committee receives reports from management on our cybersecurity risks at least annually. In addition, management updates the audit committee regarding all material cybersecurity incidents, as well as any incidents with lesser impact potential that management, in its discretion, determines may be relevant for audit committee review. The audit committee reports to the full board regarding its activities, including those related to cybersecurity.

Our management team, including specifically our Chief Financial Officer, working closely with our Vice President of Information Technology and our Director of Cybersecurity (our Cybersecurity Oversight Team), is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Cybersecurity Oversight Team’s experience includes a combined 50+ years in the pharmaceutical industry and information technology. This includes software and systems development, cybersecurity program oversight, and overall IT management. The team has over two decades of experience dedicated to supporting enterprise architecture and more than eight years of experience specializing in cybersecurity, implementing cybersecurity frameworks, assessing and managing cybersecurity risks, and executing incident response plans.

Our Cybersecurity Oversight Team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Pursuant to our Incident Response Plan (IRP), all of our employees are trained to report a suspected cybersecurity incident or breach to our information technology team. Reporting guidelines under the IRP describe how to report an incident and what details to include. As a first step under the IRP, our information technology team assesses the reported risk or breach and escalates it to our Incident Response Team (IRT), as appropriate. The IRT is comprised of the members of our Cybersecurity Oversight Team and other critical business function leaders, including members of our legal and communications teams. Following notification from our information technology team, the IRT is responsible for continuing to assess the suspected risk or breach to determine its potential impact on our organization, systems and data. Based on that assessment, the IRT may raise the incident or breach to other members of management or the audit committee for further review and triage.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Cambridge, Massachusetts, where we lease office space pursuant to a month-to-month lease. We believe that this existing facility is adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2023, we were not party to any material legal proceedings.

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

Holders of Our Common Stock

As of January 31, 2024, there were approximately 9 holders of record of shares of our Class A common stock and 2 holders of record of shares of our Class B common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Recent Sales of Unregistered Securities

There are no shares of equity securities sold or issued, or options granted, by us during the year ended December 31, 2023 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

As of December 31, 2023, we have used all of the net offering proceeds from the IPO. There were no material changes in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 30, 2021.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from October 1, 2023 to December 31, 2023.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a detailed discussion on our business environment, please read Item 1. Business, included in this Annual Report. As a result of many factors, including those factors set forth in Item 1.A. Risk Factors of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer. We leverage our team’s deep expertise in chemistry and structure-based drug design to develop innovative small molecules that are designed with the aim to overcome the limitations of existing therapies for clinically proven kinase targets.

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

Candidate Overview

NVL-520

Our first lead product candidate, NVL-520, is being developed for patients with ROS1-positive NSCLC. NVL-520 is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of currently available ROS1 TKIs. NVL-520 has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive NSCLC who have previously been treated with two or more prior ROS1 TKIs, and orphan drug designation for ROS1-positive NSCLC.

Our ARROS-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-520 as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors. Dosing was initiated in the Phase 1 portion of the ARROS-1 clinical trial in January 2022.

At the EORTC-NCI-AACR symposium in October 2022, we presented preliminary data from the Phase 1 dose-escalation portion of the ARROS-1 clinical trial based on an enrollment cut-off date of September 1, 2022, and a data cut-off date of September 13, 2022. That data demonstrated that NVL-520 had been well-tolerated with no observed dose limiting toxicities, treatment-related serious adverse events, treatment-related dizziness, or adverse events leading to dose reduction or discontinuation. Favorable PK were also observed with low intra-cohort patient variability and increasing exposure with dose level. Objective responses (RECIST 1.1) were observed across all dose levels evaluated in a heavily pre-treated population, including in patients who received two or more prior TKIs and one or more prior lines of chemotherapy, and in patients previously treated with lorlatinib or repotrectinib. Responses were also observed in patients with ROS1 G2032R mutation and in patients with CNS metastases.

In September 2023, we announced the initiation of the Phase 2 portion of the ARROS-1 clinical trial, following alignment with the FDA on a recommended RP2D of 100 mg QD. The Phase 2 portion of the ARROS-1 clinical trial is designed to evaluate the overall activity of NVL-520 in patients with advanced ROS1-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. Phase 2 cohorts have been designed to support potential registration in kinase inhibitor naïve or previously treated ROS1-positive NSCLC patients.

We expect to share an update from the ARROS-1 trial at a medical meeting in 2024.

NVL-655

Our second lead product candidate, NVL-655, is being developed for patients with ALK-positive NSCLC. NVL-655 is a brain-penetrant ALK-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of first-generation (1G; crizotinib), second-generation (2G; ceritinib, alectinib, or brigatinib), and third-generation (3G; lorlatinib) ALK inhibitors. NVL-655 has received orphan drug designation for ALK-positive NSCLC.

Our ALKOVE-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating NVL-655 as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. Dosing was initiated in the Phase 1 portion of the ALKOVE-1 clinical trial in June 2022.

On October 13, 2023, we presented preliminary data from the Phase 1 dose-escalation portion of the ALKOVE-1 clinical trial at the AACR-NCI-EORTC symposium based on an enrollment and data cut-off date of August 8, 2023. In these data, 93 patients were enrolled, of which 91 patients had ALK-positive NSCLC. Patients were treated in six NVL-655 dose cohorts of 15 mg, 25 mg, 50 mg, 100 mg, 150 mg, and 200 mg QD. These data demonstrated that NVL-655 had a favorable preliminary safety profile consistent with an ALK-selective, TRK-sparing design. The observed favorable preliminary safety profile allowed for achievement of NVL-655 exposure levels above target CNS efficacy thresholds for ALK, ALK single and compound G1202R mutations, and other recalcitrant ALK single mutations such as I1171N. Favorable PK and low intra-cohort patient PK variability were observed with dose-proportional exposure. Preliminary PK data suggested that dose levels of 50 mg QD or greater may provide increased coverage of single and compound ALK mutations in the CNS. Objective responses (RECIST 1.1) were observed in a heavily pre-treated population, including in patients who had likely exhausted all available treatment options (≥3 prior ALK TKIs including a 2G ALK TKI and lorlatinib), in patients with ALK single or compound resistance mutations, and in patients with a history of CNS metastasis. Responses were also observed in lorlatinib-naïve patients.

As of the cut-off date for the preliminary data, 67% (34/51) of response-evaluable patients remained on treatment with NVL-655 with duration of treatment up to 12 months (median duration of treatment of 3.4 months). All patients with tumor response continued on treatment without disease progression. We expect to share an update from the ALKOVE-1 trial at a medical meeting in 2024.

In February 2024, we announced the initiation of the Phase 2 portion of the ALKOVE-1 clinical trial, following alignment with the FDA on a RP2D of 150 mg QD. The Phase 2 portion of the ALKOVE-1 clinical trial is designed to evaluate the safety and activity of NVL-655 in several expansion cohorts of patients defined based on the number and type of prior anti-cancer therapies they have received. The Phase 2 cohorts are designed with registrational intent for TKI pre-treated patients with ALK-positive NSCLC and to enable preliminary evaluation for patients with ALK-positive NSCLC who are TKI naïve.

In 2024, we expect to share an update from the ALKOVE-1 trial at a medical meeting as well as more detail on our broader front-line clinical development strategy for ALK-positive NSCLC.

Other Candidates and Discovery Programs

Our newest product candidate, NVL-330, is a brain-penetrant HER2-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2 mutations occurring through HER2ex20, treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type EGFR. Preclinical data have shown that NVL-330 inhibited HER2ex20 in cell-based assays, was brain penetrant, and was selective for HER2ex20 over the structurally related wild-type EGFR. We expect to initiate a Phase 1 clinical trial of NVL-330 in 2024.

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

Financial Overview

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $126.2 million and $81.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $286.3 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

•
continue to advance our parallel lead programs, NVL-520 and NVL-655, in clinical development;
•
continue to advance our more recently nominated program, NVL-330, in preclinical development and into clinical development;
•
advance the development of our discovery programs;
•
expand our pipeline of product candidates through our product discovery and development efforts;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;

•
establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and incur related additional commercial manufacturing costs;
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

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

We expect that our research and development expenses will increase substantially as we continue to advance NVL-520 and NVL-655 in clinical development, advance NVL-330 in preclinical development and into clinical development, and expand our discovery, research and preclinical activities in the near term and in the future. Although we are currently enrolling patients in the Phase 2 portions of our ARROS-1 and ALKOVE-1 clinical trials, respectively, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$113,243	$63,731	$49,512
General and administrative	36,249	22,377	13,872
Total operating expenses	149,492	86,108	63,384
Loss from operations	(149,492)	(86,108)	(63,384)
Other income (expense):
Interest income and other income (expense), net	23,273	4,254	19,019
Total other income (expense), net	23,273	4,254	19,019
Net loss	$(126,219)	$(81,854)	$(44,365)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
NVL-520	$27,878	$22,249	$5,629
NVL-655	31,894	10,149	21,745
NVL-330	10,634	2,463	8,171
Discovery programs	8,586	9,833	(1,247)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	31,700	17,383	14,317
Other	2,551	1,654	897
Total research and development expenses	$113,243	$63,731	$49,512

Research and development expenses were $113.2 million for the year ended December 31, 2023, compared to $63.7 million for the year ended December 31, 2022. The increase in direct research and development expenses related to NVL-520 of $5.6 million was primarily due to increased clinical and manufacturing costs incurred for the Phase 1/2 ARROS-1 clinical trial. The increase in direct research and development expenses related to NVL-655 of $21.7 million was primarily due to an increase in clinical and manufacturing costs incurred for the Phase 1 portion of our ALKOVE-1 clinical trial. The increase in direct research and development expenses related to NVL-330 of $8.2 million was primarily due to manufacturing costs and translational development costs for IND-enabling studies. We nominated NVL-330 as a development candidate in the third quarter of 2022. The decrease in direct research and development expenses related to discovery programs of $1.2 million was primarily due to identifying NVL-330 as a development candidate in the third quarter of 2022, at which time we commenced tracking the costs for the program separately rather than within discovery programs. The increase in personnel-related expenses of $14.3 million was primarily due to an increase of $7.4 million in stock-based compensation expense and an increase in headcount. For the years ended December 31, 2023 and 2022 stock-based compensation expense was $11.6 million and $4.2 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$23,088	$12,316	$10,772
Professional and consultant fees	6,423	4,599	1,824
Insurance and other	6,738	5,462	1,276
Total general and administrative expenses	$36,249	$22,377	$13,872

General and administrative expenses were $36.2 million for the year ended December 31, 2023, compared to $22.4 million for the year ended December 31, 2022. The increase in personnel-related costs of $10.8 million was primarily due to an increase of $7.9 million in stock-based compensation expense and an increase in compensation costs as a result of an increase in headcount. For the years ended December 31, 2023 and 2022, stock-based compensation expense was $14.0 million and $6.1 million, respectively. The increase in professional and consultant fees of $1.8 million was primarily due to increased accounting, legal and audit fees. The increase in insurance and other costs of $1.3 million was primarily due to increased information technology and other costs to support our growing organization.

Other income (expense)

Interest income and other income (expense), net

Interest income and other income (expense), net for the years ended December 31, 2023 and 2022, consisted primarily of interest income of $23.3 million and $4.3 million, respectively. The increase in interest income was due to an increase in cash, cash equivalents and marketable securities and higher interest rates earned.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through December 31, 2023, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled with convertible preferred stock in February 2021) and proceeds from the sale of common stock in our public offerings. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $719.9 million.

On August 10, 2022, we entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. On October 31, 2022, we entered into an Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that the Company may sell under the ATM Facility to $135.0 million. As of December 31, 2023, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(99,739)	$(64,971)
Net cash used in investing activities	(143,527)	(10,665)
Net cash provided by financing activities	336,847	248,916
Net increase in cash and cash equivalents	$93,581	$173,280

Operating activities

During the year ended December 31, 2023, operating activities used $99.7 million of cash, primarily resulting from our net loss of $126.2 million, partially offset by net non-cash charges of $15.5 million and net cash provided by changes in our operating assets and liabilities of $11.0 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2023, consisted primarily of a $11.8 million increase in accounts payable and accrued expenses and a decrease of $0.6 million in prepaid expenses and other current assets, partially offset by an increase of $1.4 million in other assets.

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

Investing activities

During the year ended December 31, 2023, net cash used in investing activities was $143.5 million, due to the purchases of marketable securities during the period, partially offset by sales and maturities of marketable securities.

During the year ended December 31, 2022, net cash used in investing activities was $10.7 million, due to the purchases of marketable securities during the period, partially offset by sales and maturities of marketable securities.

Financing activities

During the year ended December 31, 2023, net cash provided by financing activities was $336.8 million, consisting of proceeds from a follow-on public offering, net of underwriting discounts and commissions of $324.3 million, proceeds from the exercise of stock options of $13.8 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.4 million, partially offset by payments of public offering costs of $0.9 million and payments of insurance costs financed by a third-party of $0.8 million.

During the year ended December 31, 2022, net cash provided by financing activities was $248.9 million, consisting of proceeds from a follow-on public offering, net of underwriting discounts and commissions of $248.6 million and proceeds from the exercise of stock options of $1.8 million, partially offset by payment of insurance costs financed by a third-party of $0.9 million and payment of public offering costs of $0.6 million.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $719.9 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

We lease certain office space in Cambridge, Massachusetts, pursuant to a month-to-month lease. We enter into contracts in the normal course of business with our CMOs, CROs and other third parties to support preclinical research studies and other research and development activities. These contracts are generally terminable by us for convenience or for breach after reasonable cure periods.

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

We base the expense recorded related to contract research and manufacturing on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs and CMOs that conduct services and supply materials. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. While the majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met, some require advance payments. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. We record these as prepaid expenses on our consolidated balance sheets.

Stock-based compensation

We measure compensation expense for stock-based awards to employees, non-employees and directors based on the fair value on the date of grant. We measure fair value on the date of grant using the Black-Scholes option-pricing model for stock options with service-based vesting. We measure fair value on the date of grant for restricted common stock awards and restricted common stock units using the market value of our Class A common stock. Stock-based compensation expense for the awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with only service-based vesting conditions. We classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. We account for forfeitures of stock-based awards as they occur.

Estimating the fair value of stock options requires the input of subjective assumptions, including the expected term of the stock option and our stock price volatility. The assumptions used in our Black-Scholes option-pricing model represent our best estimates and involve the application of our judgment as they are inherently subjective. If factors change and different assumptions are used, our stock-based compensation expense could be materially different for future awards.

The assumptions used in our Black-Scholes option-pricing model for stock options are as follows:

•
Expected Term — As we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the expected term of employee options is determined using the “simplified” method, whereby the expected term equals the average of the vesting term and the original contractual term of the option.
•
Expected Volatility — The expected volatility is based on our historical volatilities and that of similar entities within our industry for periods commensurate with the assumed expected term.
•
Risk-Free Interest Rate — The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
•
Expected Dividends — The expected dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.

Stock-based compensation expense was $25.6 million and $10.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had $70.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.7 years.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Annual Report includes scaled disclosures for smaller reporting companies, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and, as such, this information is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUVALENT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Nuvalent, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nuvalent, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts
February 27, 2024

NUVALENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$335,387	$241,806
Marketable securities	384,518	230,357
Prepaid expenses and other current assets	6,583	5,828
Total current assets	726,488	477,991
Other assets	5,896	4,468
Total assets	$732,384	$482,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,274	$7,195
Accrued expenses	22,549	12,286
Total current liabilities	31,823	19,481
Total liabilities	31,823	19,481
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 58,629,896 shares and 51,233,701 shares issued and outstanding at December 31, 2023 and 2022, respectively	6	5
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at December 31, 2023 and 2022	1	1
Additional paid-in capital	986,819	623,543
Accumulated other comprehensive income (loss)	31	(494)
Accumulated deficit	(286,296)	(160,077)
Total stockholders’ equity	700,561	462,978
Total liabilities and stockholders’ equity	$732,384	$482,459

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$113,243	$63,731
General and administrative	36,249	22,377
Total operating expenses	149,492	86,108
Loss from operations	(149,492)	(86,108)
Other income (expense):
Interest income and other income (expense), net	23,273	4,254
Total other income (expense), net	23,273	4,254
Net loss	$(126,219)	$(81,854)
Net loss per share attributable to common stockholders, basic and diluted	$(2.17)	$(1.65)
Weighted average shares of common stock outstanding, basic and diluted	58,223,339	49,668,864
Comprehensive loss:
Net loss	$(126,219)	$(81,854)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	525	(266)
Comprehensive loss	$(125,694)	$(82,120)

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

							Accumulated
	Class A		Class B			Additional	Other		Total
	Common Stock		Common Stock			Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares		Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	42,862,175	$4	5,435,254		$1	$363,483	$(228)	$(78,223)	$285,037
Issuance of common stock upon exercise of stock options	476,004	—	—		—	1,840	—	—	1,840
Issuance of common stock upon public offering, net of issuance costs of $734	7,895,522	1	—		—	247,895	—	—	247,896
Unrealized losses on marketable securities	—	—	—		—	—	(266)	—	(266)
Stock-based compensation expense	—	—	—		—	10,325	—	—	10,325
Net loss	—	—	—		—	—	—	(81,854)	(81,854)
Balances at December 31, 2022	51,233,701	5	5,435,254		1	623,543	(494)	(160,077)	462,978
Issuance of common stock upon exercise of stock options	1,222,294	—	—		—	13,793	—	—	13,793
Issuance of common stock upon public offering, net of issuance costs of $766	6,160,714	1	—		—	323,533	—	—	323,534
Issuance of common stock under employee stock purchase plan	13,187	—	—	—	—	387	—	—	387
Unrealized gains on marketable securities	—	—	—		—	—	525	—	525
Stock-based compensation expense	—	—	—		—	25,563	—	—	25,563
Net loss	—	—	—		—	—	—	(126,219)	(126,219)
Balances at December 31, 2023	58,629,896	$6	5,435,254		$1	$986,819	$31	$(286,296)	$700,561

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(126,219)	$(81,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	25,563	10,325
Net accretion of discounts on marketable securities	(10,109)	(373)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	644	(1,491)
Other assets	(1,428)	(1,272)
Accounts payable	2,169	4,212
Accrued expenses	9,641	5,482
Net cash used in operating activities	(99,739)	(64,971)
Cash flows from investing activities:
Purchases of marketable securities	(459,486)	(212,916)
Proceeds from sales and maturities of marketable securities	315,959	202,251
Net cash used in investing activities	(143,527)	(10,665)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	324,300	248,630
Proceeds from exercise of stock options	13,793	1,840
Proceeds from issuance of common stock under employee stock purchase plan	387	—
Payments of public offering costs	(856)	(644)
Payments of insurance costs financed by a third-party	(777)	(910)
Net cash provided by financing activities	336,847	248,916
Net increase in cash and cash equivalents	93,581	173,280
Cash and cash equivalents at beginning of period	241,806	68,526
Cash and cash equivalents at end of period	$335,387	$241,806
Supplemental disclosure of noncash financing information:
Insurance premium financed by a third-party	$1,399	$1,820
Public offering costs included in accounts payable	$—	$90

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nuvalent, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer. The Company was founded in January 2017 as a Delaware corporation. The Company is headquartered in Cambridge, Massachusetts.

The Company is subject to risks similar to those of other pre-commercial stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, the need to obtain adequate additional financing to fund the development of its product candidates, the need to obtain and maintain adequate protection for the Company’s intellectual property, and the impact of public health emergencies, natural disasters and geopolitical events on the Company’s business. There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained and maintained, that any product candidates will receive required regulatory approval or that approved products, if any, will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

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

The Company has incurred recurring losses since inception, including net losses of $126.2 million and $81.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $286.3 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s investments are comprised of corporate bonds, commercial paper, government securities and U.S. treasury securities. As of December 31, 2023 and 2022, the Company maintained cash, cash equivalents and marketable securities balances in excess of federally insured limits. However, the Company mitigates credit risk by maintaining a diversified portfolio, placing its cash with high credit quality financial institutions and limiting the amount of investment exposure as to institution, maturity and investment type.

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

Effective January 1, 2023, when the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the year ended December 31, 2023.

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

Stock-based compensation

The Company measures compensation expense for stock-based awards to employees, non-employees and directors based on the fair value on the date of grant. The Company measures fair value on the date of grant using the Black-Scholes option-pricing model for stock options with service-based vesting. The Company measures fair value on the date of grant for restricted common stock awards and restricted common stock units based on the market value of the Company’s Class A common stock. Stock-based compensation expense for the awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight-line method to record the expense of awards with service-based vesting conditions. The Company accounts for forfeitures of stock-based awards as they occur.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) are unrealized gains (losses) on marketable securities.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2023	2022
Options to purchase common stock	8,034,755	6,453,741
	8,034,755	6,453,741

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

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of the adoption of this guidance to be material to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in their tax rate reconciliations, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of the adoption of this guidance to be material to its consolidated financial statements.

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

3. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$67,098	$26	$(44)	$67,080
Corporate bonds (due within one year)	87,756	7	(193)	87,570
Government securities (due within one year)	71,548	14	(74)	71,488
U.S. treasury securities (due within one year)	34,469	7	(14)	34,462
Corporate bonds (due after one year through two years)	106,120	321	(62)	106,379
Government securities (due after one year through two years)	17,496	44	(1)	17,539
	$384,487	$419	$(388)	$384,518

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (due within one year)	$90,685	$1	$(93)	$90,593
Corporate bonds (due within one year)	70,668	1	(332)	70,337
Government securities (due within one year)	19,267	22	(28)	19,261
U.S. treasury securities (due within one year)	28,560	—	(23)	28,537
Corporate bonds (due after one year through two years)	5,262	—	(18)	5,244
Government securities (due after one year through two years)	16,409	—	(24)	16,385
	$230,851	$24	$(518)	$230,357

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327,055	$—	$—	$327,055
Marketable securities:
Commercial paper	—	67,080	—	67,080
Corporate bonds	—	193,949	—	193,949
Government securities	—	89,027	—	89,027
U.S. treasury securities	—	34,462	—	34,462
	$327,055	$384,518	$—	$711,573

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$240,803	$—	$—	$240,803
Marketable securities:
Commercial paper	—	90,593	—	90,593
Corporate bonds	—	75,581	—	75,581
Government securities	—	35,646	—	35,646
U.S. treasury securities	—	28,537	—	28,537
	$240,803	$230,357	$—	$471,160

Money market funds were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government securities and U.S. treasury securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the years ended December 31, 2023 and 2022, there were no transfers in or out of Level 3.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued employee compensation and benefits	$7,326	$4,852
Accrued external research and development expenses	13,599	5,944
Other	1,624	1,490
	$22,549	$12,286

6. Common Stock

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

7. Stock-Based Compensation

2021 equity incentive plan

On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Stock Option and Incentive Plan (the "2021 Plan"), which became effective on July 28, 2021. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares of Class A common stock reserved for issuance under the 2021 Plan is subject to increase on each January 1 thereafter by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expired or are otherwise terminated (other than by exercise) under the 2021 Plan and the Company’s previously outstanding 2017 Stock Option and Grant Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of December 31, 2023, 5,691,917 shares of Class A common stock remained available for future issuance under the 2021 Plan. The number of authorized shares reserved for issuance was increased by 3,203,257 shares effective as of January 1, 2024, in accordance with the provisions of the 2021 Plan described above.

2021 employee stock purchase plan

On July 23, 2021, the Company’s board of directors adopted and its stockholders approved the 2021 Employee Stock Purchase Plan, which became effective on July 28, 2021. The Company’s board of directors approved the amendment and restatement of the 2021 Employee Stock Purchase Plan in its entirety on June 16, 2022 (as amended and restated, the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods beginning in December and June of each year. On the first day of each offering period, the Company will grant to each employee who is enrolled in the ESPP an option to purchase up to a whole number of shares of Class A common stock. The purchase price of each of the shares purchased in a given purchase period will be 85% of the closing price of a share of the Class A common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The number of shares of Class A common stock that may be issued under the ESPP will automatically increase on each January through January 1, 2031, by the least of (i) 473,064 shares of Class A common stock, (ii) 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the ESPP.

The initial offering period of the ESPP commenced on December 1, 2022. During the year ended December 31, 2023, 13,187 shares were sold under the ESPP. As of December 31, 2023, 1,406,005 shares remained available for issuance and sale under the ESPP. The number of authorized shares reserved for issuance under the ESPP was increased by 473,064 shares effective as of January 1, 2024, in accordance with the provisions of the ESPP described above.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.8%	2.1%
Expected volatility	79.9%	77.5%
Expected dividend yield	—	—
Expected term (in years)	6.0	6.0

The following table summarizes the Company’s option activity since December 31, 2022:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	6,453,741	$9.94	8.49	$128,285
Granted	2,823,230	32.58
Exercised	(1,222,294)	11.28
Forfeited	(19,922)	21.61
Outstanding as of December 31, 2023	8,034,755	$17.66	8.06	$449,403
Vested and expected to vest as of December 31, 2023	8,034,755	$17.66	8.06	$449,403
Options exercisable as of December 31, 2023	3,426,961	$10.23	7.50	$217,126

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $52.3 million and $10.7 million, respectively.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $23.01 per share and $11.54 per share, respectively.

Stock-based compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expenses	$11,600	$4,214
General and administrative expenses	13,963	6,111
	$25,563	$10,325

As of December 31, 2023, total unrecognized compensation cost related to common stock awards was $70.0 million, which is expected to be recognized over a weighted average period of 2.7 years.

8. Income Taxes

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	8.3	6.5
Tax credits generated	5.7	6.6
Change in deferred tax asset valuation allowance	(38.7)	(35.1)
Stock-based compensation	3.5	1.1
Other	0.2	(0.1)
Effective income tax rate	—%	—%

During the years ended December 31, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

All of the Company’s operating losses since inception have been generated in the United States.

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$35,050	$24,829
Capitalized research and development	46,240	16,839
Research and development tax credit carryforwards	15,053	7,465
Stock-based compensation	3,617	1,634
Other	930	1,345
Total deferred tax assets	100,890	52,112
Valuation allowance	(100,890)	(52,107)
Net deferred tax assets	—	5
Deferred tax liabilities
Other	—	(5)
Total deferred tax liabilities	—	(5)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of $123.7 million and $144.0 million, respectively, which may be available to offset future taxable income. The federal net operating losses include $1.1 million which expire in 2037 and $122.6 million which carryforward indefinitely, but may only be used to offset 80% of annual taxable income. The state net operating losses expire at various dates beginning in 2037. As of December 31, 2023, the Company also had federal and state research and development tax credit carryforwards of $12.0 million and $3.7 million, respectively, which may be available to offset future tax liabilities and expire at various dates beginning in 2033.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period.

The valuation allowance increased during the years ended December 31, 2023 and 2022 primarily as a result of increases in research and development costs capitalized under Section 174 of the IRC, research and development tax credit and net operating loss carryforwards. The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Valuation allowance as of beginning of year	$52,107	$23,400
Increases recorded to income tax provision	48,783	28,707
Valuation allowance as of end of year	$100,890	$52,107

As of December 31, 2023 and 2022, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S. and Massachusetts, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2020 to the present.

9. Commitments and Contingencies

Revenue share

The Company has revenue sharing agreements with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company, and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss. The Company accounts for the obligation to the scientific founder as a contingent liability. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the revenue sharing agreement with Deerfield at inception and at December 31, 2023 and 2022. The Company currently does not have any net sales and as a result has paid no amounts under these agreements nor has the Company accrued any liability as of December 31, 2023 and 2022 under these agreements.

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

10. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax and after-tax contributions to the 401(k) Plan up to statutory limits. The Company has established a match program for employee contributions to the 401(k) Plan up to a maximum of six percent of the employee’s salary. For the years ended December 31, 2023 and 2022, the Company recorded expense of $1.1 million and $0.6 million, respectively, related to these matching contributions.

11. Related Parties

The Company is obligated to pay low single digit percentage rates of net sales of certain commercial products to Deerfield and its scientific founder. As of December 31, 2023 and 2022, no products have been commercialized and no amounts have been paid or become due (see Note 9).

In February 2017, the Company entered into a three-year consulting agreement with the scientific founder of the Company who is also a board member and a stockholder. The consulting agreement between the scientific founder and the Company continues at will. During each of the years ended December 31, 2023 and 2022, the Company paid the scientific founder $0.2 million. As of December 31, 2023 and 2022, the Company had no accounts payable and less than $0.1 million in accounts payable, respectively, to the scientific founder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, which audited the consolidated financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Arrangements

The following table describes for the quarterly period ended December 31, 2023, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
James Porter (Chief Executive Officer)	Adoption (December 6, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Alexandra Balcom (Chief Financial Officer)	Adoption (December 6, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Alexandra Balcom (Chief Financial Officer)	Adoption (December 28, 2023)	Rule 10b5-1 trading arrangement	Sale	Until December 20, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 60,000 shares of Class A common stock
Deborah Miller (Chief Legal Officer)	Adoption (December 6, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Deborah Miller (Chief Legal Officer)	Adoption (December 27, 2023)	Rule 10b5-1 trading arrangement	Sale	Until December 6, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 70,000 shares of Class A common stock
Christopher Turner (Chief Medical Officer)	Adoption (December 6, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Darlene Noci (Chief Development Officer)	Adoption (December 6, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all RSU equity awards that have been or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Darlene Noci (Chief Development Officer)	Adoption (December 21, 2023)	Rule 10b5-1 trading arrangement	Sale	Until November 29, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 45,000 shares of Class A common stock
Emily Conley (Director)	Adoption (December 13, 2023)	Rule 10b5-1 trading arrangement	Sale	Until September 5, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 40,000 shares of Class A common stock
Matthew Shair (Director)	Adoption (December 21, 2023)	Rule 10b5-1 trading arrangement	Sale	Until February 26, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 324,000 shares of Class A common stock

(1) The number of shares subject to covered restricted stock units (RSUs) that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Item 1 of this Annual Report on Form 10-K. The remaining information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 107 of this Annual Report, incorporated into this Item by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40671	3.1	6/16/2023
3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40671	3.2	3/16/2023
4.1	Specimen Class A Common Stock Certificate	S-1	333-257730	4.1	7/7/2021
4.2	Specimen Class B Common Stock Certificate	S-1	333-257730	4.2	7/7/2021
4.3	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, effective as of April 30, 2021	S-1	333-257730	4.3	7/7/2021
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-40671	4.4	3/29/2022
10.1#	2021 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-257730	10.2	7/26/2021
10.2#	Revised Form of Restricted Stock Unit Award Agreement under 2021 Stock Option and Incentive Plan					X
10.3#	Amended and Restated 2021 Employee Stock Purchase Plan	10-Q	001-40671	10.1	8/10/2022
10.4#	Form of Indemnification Agreement between the Registrant and each of its directors	S-1	333-257730	10.4	7/7/2021
10.5#	Form of Indemnification Agreement between the Registrant and each of its executive officers	S-1	333-257730	10.5	7/7/2021
10.6#	Senior Executive Cash Incentive Bonus Plan	S-1	333-257730	10.6	7/7/2021
10.7#α	Form of Executive Employment Agreement	S-1	333-257730	10.7	7/7/2021
10.8#	Non-Employee Director Compensation Policy	10-K	001-40671	10.7	3/16/2023
10.9#	Employment Agreement, by and between the Registrant and James R. Porter, effective August 2, 2021	S-1	333-257730	10.9	7/7/2021
10.10†	Amended and Restated Revenue Sharing Agreement, by and between the Registrant and Matthew Shair, effective as of February 2, 2017	S-1	333-257730	10.11	7/7/2021
10.11†	Amended and Restated Revenue Sharing Agreement, by and between the Registrant, Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P., effective as of February 2, 2017	S-1	333-257730	10.12	7/7/2021
10.12	Sales Agreement, by and between the Registrant and Cowen and Company, LLC, effective as of August 10, 2022	S-3	333-266731	1.2	8/10/2022
10.13	Amendment No. 1 to the Sales Agreement with Cowen and Company, LLC, effective as of October 31, 2022	8-K	001-40671	1.2	11/1/2022
21.1	Subsidiaries of the Registrant	10-K	001-40671	21.1	3/29/2022
23.1	Consent of KPMG LLP, independent registered public accounting firm					X

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Nuvalent Inc. Dodd-Frank Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
α	Nuvalent, Inc. has entered into an Executive Employment Agreement with each of Alexandra Balcom, Deborah Miller, Darlene Noci and Christopher D. Turner.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
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

NUVALENT, INC.

Date: February 27, 2024	By:	/s/ James R. Porter
James R. Porter, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James R. Porter	President, Chief Executive Officer and Director	February 27, 2024
James R. Porter, Ph.D.	(Principal Executive Officer)
/s/ Alexandra Balcom	Chief Financial Officer	February 27, 2024
Alexandra Balcom	(Principal Financial and Accounting Officer)
/s/ Emily Drabant Conley	Director	February 27, 2024
Emily Drabant Conley, Ph.D.
/s/ D. Gary Gilliland	Director	February 27, 2024
D. Gary Gilliland, M.D., Ph.D.
/s/ Andrew A. F. Hack	Director	February 27, 2024
Andrew A. F. Hack, M.D., Ph.D.
/s/ Michael Meyers	Director	February 27, 2024
Michael Meyers, M.D., Ph.D.
/s/ Joseph Pearlberg	Director	February 27, 2024
Joseph Pearlberg, M.D., Ph.D.
/s/ Anna Protopapas	Director	February 27, 2024
Anna Protopapas
/s/ Matthew Shair	Director	February 27, 2024
Matthew Shair, Ph.D.
/s/ Sapna Srivastava	Director	February 27, 2024
Sapna Srivastava, Ph.D.
/s/ Cameron A. Wheeler	Director	February 27, 2024
Cameron A. Wheeler, Ph.D.