Form 10-Q
period 2024-03-31
Nuvalent, Inc.
filed 2024-05-09
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2024, the registrant had 59,120,876 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (Quarterly Report) of Nuvalent, Inc. contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, among other things, statements about:

•
the initiation, timing, progress, results, and cost of our zidesamtinib (NVL-520), NVL-655 and NVL-330 programs, as well as our discovery programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and when the results of the studies or trials will become available;
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
•
our ability to maintain and further develop the specific shipping, storage, handling and administration of zidesamtinib and NVL-655 at the clinical sites;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “expect,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” “aim” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties were to occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission (SEC) completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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
•
Our future prospects are substantially dependent on zidesamtinib (NVL-520), NVL-655 and NVL-330. If we are unable to advance these product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed;
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
•
In addition to zidesamtinib, NVL-655 and NVL-330, our prospects depend in part upon discovering, developing and commercializing additional product candidates from our discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability;
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
•
We have never commercialized a product candidate as a company before and currently lack all of the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators;
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
•
Our principal stockholders own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval. Two of our directors are affiliated with one of our principal stockholders; and
•
We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

Nuvalent, Inc.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUVALENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$98,515	$335,387
Marketable securities	593,322	384,518
Prepaid expenses and other current assets	7,657	6,583
Total current assets	699,494	726,488
Other assets	8,972	5,896
Total assets	$708,466	$732,384
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,396	$9,274
Accrued expenses	20,031	22,549
Total current liabilities	33,427	31,823
Total liabilities	33,427	31,823
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 59,055,633 shares and 58,629,896 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	6
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	1,007,128	986,819
Accumulated other comprehensive income (loss)	(1,318)	31
Accumulated deficit	(330,778)	(286,296)
Total stockholders’ equity	675,039	700,561
Total liabilities and stockholders’ equity	$708,466	$732,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$38,634	$22,125
General and administrative	13,954	8,085
Total operating expenses	52,588	30,210
Loss from operations	(52,588)	(30,210)
Other income (expense)
Interest income and other income (expense), net	8,489	5,018
Total other income (expense), net	8,489	5,018
Loss before income taxes	(44,099)	(25,192)
Income tax provision	383	—
Net loss	$(44,482)	$(25,192)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(0.44)
Weighted average shares of common stock outstanding, basic and diluted	64,150,588	56,703,873
Comprehensive loss
Net loss	$(44,482)	$(25,192)
Other comprehensive income (loss)
Unrealized gains (losses) on marketable securities	(1,349)	192
Comprehensive loss	$(45,831)	$(25,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at December 31, 2023	58,629,896	$6	5,435,254	$1	$986,819	$31	$(286,296)	$700,561
Issuance of common stock upon exercise of stock options	425,737	—	—	—	6,452	—	—	6,452
Unrealized losses on marketable securities	—	—	—	—	—	(1,349)	—	(1,349)
Stock-based compensation expense	—	—	—	—	13,857	—	—	13,857
Net loss	—	—	—	—	—	—	(44,482)	(44,482)
Balances at March 31, 2024	59,055,633	$6	5,435,254	$1	$1,007,128	$(1,318)	$(330,778)	$675,039

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	51,233,701	$5	5,435,254	$1	$623,543	$(494)	$(160,077)	$462,978
Issuance of common stock upon exercise of stock options	82,989	—	—	—	619	—	—	619
Unrealized gains on marketable securities	—	—	—	—	—	192	—	192
Stock-based compensation expense	—	—	—	—	5,371	—	—	5,371
Net loss	—	—	—	—	—	—	(25,192)	(25,192)
Balances at March 31, 2023	51,316,690	$5	5,435,254	$1	$629,533	$(302)	$(185,269)	$443,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(44,482)	$(25,192)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	13,857	5,371
Net accretion on marketable securities	(3,382)	(2,538)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,074)	(3)
Other assets	(3,076)	(228)
Accounts payable	4,122	(672)
Accrued expenses	(2,052)	(1,152)
Net cash used in operating activities	(36,087)	(24,414)
Cash flows from investing activities
Purchases of marketable securities	(283,019)	(187,948)
Proceeds from maturities of marketable securities	76,248	60,688
Net cash used in investing activities	(206,771)	(127,260)
Cash flows from financing activities
Payments of insurance costs financed by a third-party	(466)	(546)
Proceeds from issuance of common stock	6,452	619
Payments of public offering costs	—	(90)
Net cash provided by (used in) financing activities	5,986	(17)
Net decrease in cash and cash equivalents	(236,872)	(151,691)
Cash and cash equivalents at beginning of period	335,387	241,806
Cash and cash equivalents at end of period	$98,515	$90,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

Nuvalent, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on creating precisely targeted therapies for patients with cancer. The Company was founded in January 2017 as a Delaware corporation. The Company is headquartered in Cambridge, Massachusetts, and manages its business as one operating segment. All of the Company’s operations are in the United States.

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

The Company has incurred recurring losses since inception, including net losses of $44.5 million for the three months ended March 31, 2024, and $126.2 million for the year ended December 31, 2023. As of March 31, 2024, the Company had an accumulated deficit of $330.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), on file with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nuvalent Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The results for the period are not necessarily indicative of the results that may occur for future interim periods or the full fiscal year.

The accounting policies the Company used in preparing these condensed consolidated financial statements are substantially consistent with those applied in the Company’s Annual Report.

Recently issued accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Accounting Standards Codification 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of the adoption of this guidance to be material to its consolidated financial statements.

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

3. Marketable Securities

The following tables provide the amortized cost and fair value of the Company’s available-for-sale securities by security type (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$124,401	$4	$(167)	$124,238
Corporate bonds	309,086	53	(976)	308,163
Government and agency securities	118,942	12	(224)	118,730
U.S. treasury bills	42,211	—	(20)	42,191
	$594,640	$69	$(1,387)	$593,322

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$67,098	$26	$(44)	$67,080
Corporate bonds	193,876	328	(255)	193,949
Government and agency securities	89,044	58	(75)	89,027
U.S. treasury bills	34,469	7	(14)	34,462
	$384,487	$419	$(388)	$384,518

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Due within one year	$402,473	$401,824
Due after one year through three years	192,167	191,498
	$594,640	$593,322

The Company’s available-for-sale securities are classified as current assets as they are readily available to be converted to cash and for use in the Company’s current operations. There were no credit losses recorded during the three months ended March 31, 2024 and 2023. Interest income for the three months ended March 31, 2024 and 2023 was $8.5 million and $5.0 million, respectively.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$80,181	$—	$—	$80,181
Marketable securities:
Commercial paper	—	124,238	—	124,238
Corporate bonds	—	308,163	—	308,163
Government and agency securities	—	118,730	—	118,730
U.S. treasury bills	—	42,191	—	42,191
	$80,181	$593,322	$—	$673,503

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327,055	$—	$—	$327,055
Marketable securities:
Commercial paper	—	67,080	—	67,080
Corporate bonds	—	193,949	—	193,949
Government and agency securities	—	89,027	—	89,027
U.S. treasury bills	—	34,462	—	34,462
	$327,055	$384,518	$—	$711,573

Money market funds were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government and agency securities and U.S. treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three months ended March 31, 2024 and 2023, there were no transfers in or out of Level 3. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued external research and development expenses	$15,945	$13,599
Accrued employee compensation and benefits	2,943	7,326
Other	1,143	1,624
	$20,031	$22,549

6. Stock-Based Compensation

The Company recorded stock-based compensation expense within its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$6,663	$2,513
General and administrative expenses	7,194	2,858
	$13,857	$5,371

As of March 31, 2024, total unrecognized compensation cost related to equity-based awards was $158.8 million, which is expected to be recognized over a weighted average period of 3.0 years.

2021 equity incentive plan

In July 2021, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards, cash-based awards and dividend equivalent rights. Stock awards granted under the 2021 Plan with service-based vesting conditions generally vest over three- or four-year service periods, and stock options expire after ten years. As of March 31, 2024, 7,181,284 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount in accordance with the terms of the offering and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods beginning in December and June of each year. As of March 31, 2024, 1,879,069 shares of Class A common stock remained available for issuance under the ESPP.

Stock options

The following table summarizes the Company’s option activity since December 31, 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2023	8,034,755	$17.66	8.06	$449,403
Granted	1,100,300	75.25
Exercised	(425,737)	15.15
Forfeited	(5,400)	49.04
Outstanding as of March 31, 2024	8,703,918	$25.04	8.07	$437,972
Exercisable as of March 31, 2024	3,597,983	$11.01	7.29	$230,575

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $28.0 million and $1.8 million, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the date of exercise.

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $51.92 per share and $19.55 per share, respectively.

RSUs

The following table summarizes the Company’s RSU activity since December 31, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	618,990	73.76
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2024	618,990	$73.76

7. Net Loss Per Share

The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are substantially identical, except with respect to voting and conversion. Class B common stock is nonvoting, and each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time, subject to the ownership limitations provided for in the Company’s amended and restated certificate of incorporation. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net loss per share. As a result, basic and diluted net loss per share of Class A common stock and share of Class B common stock are equivalent.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Options to purchase common stock	8,703,918	8,505,182
RSUs	618,990	—
	9,322,908	8,505,182

8. Commitments and Contingencies

Revenue share

The Company has revenue sharing agreements with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company, and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss. The Company accounts for the obligation to the scientific founder as a contingent liability. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the revenue sharing agreement with Deerfield at inception or at March 31, 2024 or December 31, 2023. The Company currently does not have any net sales and, as a result, has not paid any amounts under these agreements and has not accrued any liability as of March 31, 2024 and December 31, 2023 under these agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 27, 2024 (2023 Form 10-K). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1.A. Risk Factors” section of this Quarterly Report and our other filings with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Candidate Overview

Zidesamtinib (NVL-520)

Our first lead product candidate, zidesamtinib (NVL-520), is being developed for patients with ROS proto-oncogene 1 (ROS1)-positive non-small cell lung cancer (NSCLC). Zidesamtinib is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, central nervous system (CNS)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (TKIs). Zidesamtinib has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive NSCLC who have previously been treated with two or more ROS1 TKIs, and orphan drug designation for ROS1-positive NSCLC.

Our ARROS-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating zidesamtinib as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors. Dosing was initiated in the Phase 1 portion of the ARROS-1 clinical trial in January 2022.

At the EORTC-NCI-AACR symposium in October 2022, we presented preliminary data from the Phase 1 dose-escalation portion of the ARROS-1 clinical trial based on an enrollment cut-off date of September 1, 2022, and a data cut-off date of September 13, 2022. That data demonstrated that zidesamtinib had been well-tolerated with no observed dose limiting toxicities, treatment-related serious adverse events, treatment-related dizziness, or adverse events leading to dose reduction or discontinuation. Favorable pharmacokinetics (PK) were also observed with low intra-cohort patient variability and increasing exposure with dose level. Objective responses (RECIST 1.1) were observed across all dose levels evaluated in a heavily pre-treated population, including in patients who received two or more prior TKIs and one or more prior lines of chemotherapy, and in patients previously treated with lorlatinib or repotrectinib. Responses were also observed in patients with ROS1 G2032R mutation and in patients with CNS metastases.

In September 2023, we announced the initiation of the Phase 2 portion of the ARROS-1 clinical trial, following alignment with the FDA on a recommended Phase 2 dose (RP2D) of 100 mg once daily (QD). The Phase 2 portion of the ARROS-1 clinical trial is designed to evaluate the overall activity of zidesamtinib in patients with advanced ROS1-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. Phase 2 cohorts have been designed to support potential registration in kinase inhibitor naïve or previously treated ROS1-positive NSCLC patients.

We expect to share an update from the ARROS-1 trial at a medical meeting in the second half of 2024.

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

On October 13, 2023, we presented preliminary data from the Phase 1 dose-escalation portion of the ALKOVE-1 clinical trial at the AACR-NCI-EORTC symposium based on an enrollment and data cut-off date of August 8, 2023. In these data, 93 patients were enrolled, of which 91 patients had ALK-positive NSCLC. Patients were treated in six NVL-655 dose cohorts of 15 mg, 25 mg, 50 mg, 100 mg, 150 mg, and 200 mg QD. These data demonstrated that NVL-655 had a favorable preliminary safety profile consistent with an ALK-selective, tropomyosin receptor kinase (TRK)-sparing design. The observed favorable preliminary safety profile allowed for achievement of NVL-655 exposure levels above target CNS efficacy thresholds for ALK, ALK single and compound G1202R mutations, and other recalcitrant ALK single mutations such as I1171N. Favorable PK and low intra-cohort patient PK variability were observed with dose-proportional exposure. Preliminary PK data suggested that dose levels of 50 mg QD or greater may provide increased coverage of single and compound ALK mutations in the CNS. Objective responses (RECIST 1.1) were observed in a heavily pre-treated population, including in patients who had likely exhausted all available treatment options (≥3 prior ALK TKIs including a 2G ALK TKI and lorlatinib), in patients with ALK single or compound resistance mutations, and in patients with a history of CNS metastasis. Responses were also observed in lorlatinib-naïve patients.

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

We expect to share an update from the ALKOVE-1 trial at a medical meeting in the second half of 2024. We also plan to share more detail on our broader front-line clinical development strategy for ALK-positive NSCLC in 2024.

Other Candidates and Discovery Programs

Our newest product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2 mutations occurring through deletions, insertions, or duplications (collectively, known as HER2 Exon 20 Insertions, or HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor (EGFR). Preclinical data, including those recently presented at the AACR Annual Meeting on April 8, 2024, have shown that NVL-330 inhibited HER2ex20 in cell-based assays, was brain penetrant, and was selective for HER2ex20 over the structurally related wild-type EGFR. We are currently in the process of transitioning from preclinical to clinical development of NVL-330, and we expect to initiate a Phase 1 clinical trial of NVL-330 in 2024.

We have prioritized a number of additional small molecule research programs following an assessment of medical need. Research for these programs is ongoing.

Financial Overview

Since commencing significant operations in 2018, we have focused substantially all of our efforts and financial resources on research and development activities for our programs, including zidesamtinib, NVL-655 and NVL-330, establishing and maintaining our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated revenue from product sales or any other source.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $44.5 million for the three months ended March 31, 2024, and $126.2 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $330.8 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

•
continue to advance our parallel lead programs, zidesamtinib and NVL-655, in clinical development;
•
advance our third program, NVL-330, from preclinical development into clinical development;
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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we will need to raise additional capital to complete the development and commercialization of our product candidates. See “—Liquidity and Capital Resources.”

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
•
expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations (CROs); and
•
the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical and clinical studies, including under agreements with third parties, such as consultants, contractors and contract manufacturing organizations (CMOs).

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

We expect that our research and development expenses will increase substantially as we continue to advance zidesamtinib and NVL-655 in clinical development, advance NVL-330 from preclinical development into clinical development, and expand our discovery, research and preclinical activities in the near term and in the future. Although we are currently enrolling patients in the Phase 2 portions of our ARROS-1 and ALKOVE-1 clinical trials, respectively, at this time, and expect to initiate a Phase 1 clinical trial of NVL-330 in 2024, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the timing and progress of development activities relating to zidesamtinib, NVL-655, NVL-330 and any future product candidates from our discovery programs, including any additional costs that may result from delays in enrollment or other factors;
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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and continue to incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other income (expense)

Interest income and other income (expense), net

Interest income and other income (expense), net consists of interest income and other income (expense) unrelated to our core operations.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses
Research and development	$38,634	$22,125	$16,509
General and administrative	13,954	8,085	5,869
Total operating expenses	52,588	30,210	22,378
Loss from operations	(52,588)	(30,210)	(22,378)
Other income (expense)
Interest income and other income (expense), net	8,489	5,018	3,471
Total other income (expense), net	8,489	5,018	3,471
Loss before income taxes	(44,099)	(25,192)	(18,907)
Income tax provision	383	—	383
Net loss	$(44,482)	$(25,192)	$(19,290)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Direct research and development expenses by program:
Zidesamtinib	$10,366	$5,743	$4,623
NVL-655	9,731	4,282	5,449
NVL-330	1,972	2,626	(654)
Discovery programs	2,100	2,088	12
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	13,166	6,690	6,476
Other	1,299	696	603
Total research and development expenses	$38,634	$22,125	$16,509

Research and development expenses were $38.6 million for the three months ended March 31, 2024, compared to $22.1 million for the three months ended March 31, 2023. The increase in direct research and development expenses related to zidesamtinib of $4.6 million was primarily due to increased manufacturing and clinical costs related to the Phase 2 portion of the ARROS-1 clinical trial, partially offset by a decrease in translational development costs. The increase in direct research and development expenses related to NVL-655 of $5.4 million was primarily due to an increase in clinical and manufacturing costs incurred related to the Phase 2 portion of the ALKOVE-1 clinical trial, partially offset by a decrease in translational development costs. The decrease in direct research and development expenses related to NVL-330 of $0.7 million was primarily due to a decrease in manufacturing costs, partially offset by increased clinical costs as we prepare to initiate a Phase 1 clinical trial. The increase in personnel-related expenses of $6.5 million was primarily due to an increase of $4.2 million in stock-based compensation expense and an increase in headcount. For the three months ended March 31, 2024 and 2023, stock-based compensation expense was $6.7 million and $2.5 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Personnel-related (including stock-based compensation)	$10,162	$4,873	$5,289
Professional and consultant fees	2,025	1,283	742
Insurance and other	1,767	1,929	(162)
Total general and administrative expenses	$13,954	$8,085	$5,869

General and administrative expenses for the three months ended March 31, 2024, were $14.0 million compared to $8.1 million for the three months ended March 31, 2023. The increase in personnel-related expenses of $5.3 million was primarily due to an increase of $4.3 million in stock-based compensation expense and an increase in headcount. For the three months ended March 31, 2024 and 2023, stock-based compensation expense was $7.2 million and $2.9 million, respectively. The increase in professional and consultant fees of $0.7 million was primarily due to increased accounting and legal fees.

Other income (expense)

Interest income and other income (expense), net

Interest income and other income (expense), net for the three months ended March 31, 2024 and 2023, consisted primarily of interest income of $8.5 million and $5.0 million, respectively. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the foreseeable future, if at all. Through March 31, 2024, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled with convertible preferred stock in February 2021) and proceeds from the sale of common stock in our public offerings. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $691.8 million and accounts payable and accrued expenses of $33.4 million.

On August 10, 2022, we entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. On October 31, 2022, we entered into an Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that we may sell under the ATM Facility to $135.0 million. As of March 31, 2024, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(36,087)	$(24,414)
Net cash used in investing activities	(206,771)	(127,260)
Net cash provided by (used in) financing activities	5,986	(17)
Net decrease in cash and cash equivalents	$(236,872)	$(151,691)

Operating activities

During the three months ended March 31, 2024, operating activities used $36.1 million of cash, resulting from our net loss of $44.5 million and net cash used by changes in our operating assets and liabilities of $2.1 million, partially offset by net non-cash charges of $10.5 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2024, consisted of an increase in other assets of $3.1 million and an increase in prepaid expenses and other current assets of $1.1 million, partially offset by a net increase in accounts payable and accrued expenses of $2.1 million.

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

Changes in accounts payable, accrued expenses, prepaid expenses and other current assets and other assets were generally due to growth in our business, the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2024, net cash used in investing activities was $206.8 million, due to purchases of marketable securities of $283.0 million, partially offset by proceeds from maturities of marketable securities of $76.2 million.

During the three months ended March 31, 2023, net cash used in investing activities was $127.3 million, due to purchases of marketable securities of $187.9 million, partially offset by proceeds from maturities of marketable securities of $60.7 million.

Financing activities

During the three months ended March 31, 2024, net cash provided by financing activities was $6.0 million, consisting of proceeds from the issuance of common stock of $6.5 million, partially offset by payments of insurance costs financed by a third-party of $0.5 million.

During the three months ended March 31, 2023, net cash used in financing activities was insignificant, consisting of payments of insurance costs financed by a third-party of $0.5 million and payments of public offering costs of $0.1 million, which amounts were almost entirely offset by proceeds from the exercise of common stock options of $0.6 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical and clinical activities and clinical trials for our product candidates in development. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our discovery programs and product candidates, including the advancement of zidesamtinib, NVL-655 and NVL-330 throughout clinical development;
•
the clinical development plans we establish for our product candidates, including zidesamtinib, NVL-655 and NVL-330;
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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $691.8 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we will need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2023 Form 10-K.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2023 Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our cash, cash equivalents and marketable securities. As of March 31, 2024 we had $98.5 million in cash and cash equivalents and $593.3 million in marketable securities classified as available-for-sale securities. We invest our excess cash in money market funds, commercial paper, corporate bonds, government and agency securities and U.S. treasury bills. We mitigate credit risk by maintaining a diversified portfolio, placing our cash with high credit quality financial institutions and limiting the amount of investment exposure as to maturity and investment type according to our investment policy. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instructions to manage our interest rate risk exposure.

Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. A 10% change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2024, we were not party to any material legal proceedings.

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

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in January 2017 and commenced significant operations in 2018, have never completed a Phase 2 or Phase 3 clinical trial, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to zidesamtinib (NVL-520), our ROS1-selective inhibitor, NVL-655, our ALK-selective inhibitor, NVL-330, our HER2-selective inhibitor, and our discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $44.5 million for the three months ended March 31, 2024, and $126.2 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $330.8 million. We have not yet completed any Phase 2 or Phase 3 clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and our patient-driven approach to develop our product candidates. Our business depends significantly on the success of our approach and the development and commercialization of the product candidates that we discover with this approach. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of zidesamtinib, NVL-655, NVL-330 and any future product candidates from our discovery programs, and any other future programs;
•
maintaining current and establishing new relationships with CROs and clinical sites for the clinical development of zidesamtinib, NVL-655, NVL-330 and any future product candidates from our current or future discovery programs;
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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We have initiated Phase 1/2 clinical trials for our parallel lead programs, zidesamtinib and NVL-655, are currently in the process of transitioning from preclinical to clinical development of NVL-330, and expect to initiate a Phase 1 clinical trial of NVL-330 in 2024. We have not yet initiated clinical trials for any other product candidates, and we are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We also continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. Advancing the development of zidesamtinib, NVL-655, NVL-330 and our discovery programs will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we will need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks related to the discovery, development and commercialization of our product candidates

Our future prospects are substantially dependent on zidesamtinib, NVL-655 and NVL-330. If we are unable to advance these product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have initiated Phase 1/2 clinical trials for zidesamtinib and NVL-655, are currently in the process of transitioning from preclinical to clinical development of NVL-330, and expect to initiate a Phase 1 clinical trial of NVL-330 in 2024. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Any delays in the commencement or completion, or termination or suspension, of our current, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials of any other product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. The FDA, EMA or other comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before they allow us to initiate clinical trials under any IND, CTA or comparable application which may lead to additional delays and increase the costs of our preclinical development programs.

Before obtaining marketing approval from the FDA of zidesamtinib, NVL-655 or NVL-330 or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We have initiated Phase 1/2 clinical trials for zidesamtinib and NVL-655, are currently in the process of transitioning from preclinical to clinical development of NVL-330, and expect to initiate a Phase 1 clinical trial for NVL-330 in 2024. An IND submission must become effective prior to initiating any clinical trials in the U.S. for any of our future product candidates.

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

Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Similarly, the regulatory landscape related to clinical trials in the European Union (EU) recently evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an IEC, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

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

In addition to zidesamtinib, NVL-655 and NVL-330, our prospects depend in part upon discovering, developing and commercializing additional product candidates from our discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize zidesamtinib, NVL-655, NVL-330 and future product candidates from our discovery programs. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

A key element of our strategy, which is unproven, is to use and expand our expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery of and initiation of clinical development of zidesamtinib and NVL-655 and preclinical development of NVL-330, such product candidates and any other product candidates we may develop may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. For example, we may not be successful in identifying genomic alterations that are oncogenic and are targeted for patient populations that result in sufficient enrollment size or present attractive commercial opportunities. Even if we are successful in building a pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which would result in significant harm to our financial position and adversely affect our business.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. For these clinical trials, we seek patients with specific genomic alterations that our product candidates are designed to precisely target. We cannot be certain (i) how many patients will have the requisite genomic alterations that qualify for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) if regulatory approval is obtained, whether each specific ROS1, ALK or HER2 alteration will be included in the approved drug label. Additionally, we face competition, including from large pharmaceutical companies with significantly more resources than us, for enrollment of our precisely targeted patient populations, which may impact our ability to successfully recruit patients for our clinical trials. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates.

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

We have never commercialized a product candidate as a company before and currently lack all of the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

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

We have limited resources and are currently focusing our efforts on the development of zidesamtinib, NVL-655 and NVL-330 in particular indications and advancing our discovery programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing our resources and efforts on our lead product candidates, zidesamtinib and NVL-655, for advanced ROS1-positive NSCLC and other solid tumors and advanced ALK-positive NSCLC and other solid tumors, respectively, on our NVL-330 product candidate for advanced HER2-altered NSCLC, and on advancing our discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for zidesamtinib, NVL-655, NVL-330 and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for zidesamtinib, NVL-655, NVL-330 or any future product candidates we identify through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

For zidesamtinib, there are currently three ROS1-targeted kinase inhibitors approved by the FDA for use in TKI naïve ROS1-positive NSCLC: crizotinib, entrectinib and repotrectinib. Crizotinib has also received approval for treatment of ALK-positive NSCLC. Ceritinib and lorlatinib are considered as other therapies recommended for use in ROS1-positive NSCLC patients according to the National Comprehensive Cancer Network guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC, and has demonstrated CNS activity as reported in its prescribing information. Taletrectinib is a dual TRK/ROS1 inhibitor and is in development by Nuvation Bio, Inc. for patients with ROS1-positive NSCLC.

For NVL-655, there are five ALK inhibitors approved by the FDA for the treatment of ALK-positive NSCLC: crizotinib, lorlatinib, ceritinib, alectinib, and brigatinib. All five have line-agnostic approvals for the treatment of ALK-positive NSCLC patients, including for patients who are TKI naïve. Additionally, lorlatinib has demonstrated activity in patients that have progressed on crizotinib, alectinib, or ceritinib. The FDA has accepted for standard review Xcovery Holdings’ New Drug Application for ensartinib for the treatment of adult patients with metastatic ALK-positive NSCLC.

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

We plan to initially seek approval of zidesamtinib, NVL-655, NVL-330 and any other future product candidates in most instances for previously treated patients with advanced or metastatic cancer where at least one prior therapy has limited clinical benefit or where tumors have developed resistance to such therapy. For those product candidates that prove to be sufficiently safe and effective, if any, we would potentially expect to seek approval ultimately as a first line TKI therapy. There is no guarantee that our product candidates, even if approved for previously treated patients would be approved for an earlier line of therapy, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

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

We have conducted and intend to continue conducting certain of our clinical trials globally. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (GCP) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom (U.K.) as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland, and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The U.K. and EU have, however, agreed to the Windsor Framework, which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. Once implemented, the changes introduced by the Windsor Framework will make the MHRA responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with current good manufacturing practices (cGMPs) and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the U.S. Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations, but the Court of Appeals did hold that the plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Department of Justice and a manufacturer of mifepristone filed petitions for a writ of certiorari, asking the U.S. Supreme Court to review the Court of Appeals decision. On December 13, 2023, the U.S. Supreme Court granted these petitions for writ of certiorari for the Court of Appeals decision and heard oral arguments on March 26, 2024.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths, weaknesses, validity and utility of the information about the unapproved use. In addition, under recent guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genomic alteration or mutation alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires clearance or approval of a companion diagnostic for any of our product candidates, whether before, concurrently with approval, or post-approval of the product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining clearance or approval for these companion diagnostics. The process of obtaining or creating such diagnostic is time consuming and costly. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval (PMA), simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

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

Zidesamtinib has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive NSCLC who have previously been treated with two or more ROS1 TKIs. We may seek certain designations for one or more of our other product candidates or other designations for zidesamtinib that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, early and frequent interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors may also have greater interactions with the FDA and the FDA may initiate review of sections of the NDA of a product candidate with Breakthrough Therapy designation before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of data submitted by the sponsor, that a product with Breakthrough Therapy designation may be effective.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of researching and developing the drug will be recovered from sales in the U.S. Our target indications may include diseases with large patient populations or may include orphan indications. Zidesamtinib has received orphan drug designation for ROS1-positive NSCLC. NVL-655 has received orphan drug designation for ALK-positive NSCLC. There can be no assurances that we will be able to obtain orphan designation for our other current product candidates or candidates we may discover and develop in the future.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court’s order, the FDA will continue to apply its existing regulations tying orphan drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

Furthermore, while the Data Protection Act of 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018, and is now effective in the U.K., it is still unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR. The Agreement provides for a transitional period during which the U.K. will be treated like an EU member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the U.K. will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the U.K. The U.K. has already determined that it considers all of the EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future. The U.K. and the U.S. also have agreed on a framework for personal data to be transferred between the U.K. and the U.S., called the U.K.-U.S. Data Bridge. The U.K.-U.S. Data Bridge may be challenged in the future.

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

As of March 31, 2024, we had 106 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2024, we had 106 full-time employees, including 76 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;
•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for zidesamtinib, NVL-655, NVL-330 and our discovery programs, while complying with any contractual obligations to contractors and other third parties;
•
managing increasing operational and managerial complexity; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize zidesamtinib, NVL-655, NVL-330 and any future product candidates developed from our discovery programs and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize zidesamtinib, NVL-655, NVL-330 or any future product candidate from our discovery programs and any of our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

More recently, geopolitical tensions between the U.S. and China have led to a growing focus of U.S. lawmakers on the role Chinese companies play with respect to the U.S. biopharmaceutical sector. Like many other life sciences companies, we contract with certain Chinese companies that could be impacted by recently proposed U.S. legislation called the BIOSECURE Act. The BIOSECURE Act is, among other things, aimed at discouraging federal contracting with certain Chinese biotechnology companies for biotechnology equipment or services. While the BIOSECURE Act has not yet become law, we use certain Chinese service providers that would likely be impacted by the proposed legislation, if enacted. As a result, we may be required or decide to reduce the amount of business we do with them or terminate one or more of these relationships altogether. We maintain other service providers for similar services, but if we are required to change or terminate our Chinese service providers for any reason, we would be required to verify that any new provider maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The complexity of the transition process may impact the timing and our ability to secure replacement providers. Delays associated with the diligence, verification and onboarding processes could negatively affect our ability to develop our product candidates in a timely manner or within budget, which could materially adversely affect our business, financial condition and results of operations.

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

We currently do not have and have never had a significant marketing or sales team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

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

Our federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under the Tax Act as amended by the Coronavirus Aid, Relief, and Economic Security Act, our federal NOLs may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2023, we had available federal NOL carryforwards of approximately $123.7 million and available state NOL carryforwards of approximately $144.0 million.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points (by value) over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing NOL carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. Because our ability to utilize our NOL carryforwards and certain other tax attributes could be limited as described above, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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
•
the timing and outcomes of preclinical studies and clinical trials for zidesamtinib, NVL-655, NVL-330 and any product candidates from our discovery programs, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with zidesamtinib, NVL-655, NVL-330 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of zidesamtinib, NVL-655, NVL-330 or product candidates from any of our discovery programs;
•
the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with zidesamtinib, NVL-655, NVL-330 or any of our discovery programs;
•
our ability to commercialize zidesamtinib, NVL-655, NVL-330 or product candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
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

Our principal stockholders own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval. Two of our directors are affiliated with one of our principal stockholders.

Our holders of 5% or more of our capital stock and their respective affiliates beneficially own in excess of 50% of our outstanding Class A common stock and Class B common stock and in excess of 50% of our Class A voting stock. Two of our directors, Joseph Pearlberg, M.D., Ph.D. and Cameron A. Wheeler, Ph.D., are affiliated with our largest stockholder, Deerfield. Our principal stockholders, acting together or on their own, could exert significant control over matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our Class A common stock.

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

As a public company, we incur significant legal, accounting and other expenses. We are and will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. We have had to hire additional accounting, finance, and other personnel in connection with our status as a public company, and our management and other personnel devote a substantial amount of time to these compliance initiatives and we cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to maintain effective disclosure and financial controls and to make a formal assessment of the effectiveness of our internal control over financial reporting. In addition, we are subject to Section 404(b) of the Sarbanes-Oxley Act, which requires us to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Compliance with Section 404 has been and will continue to be both costly and time-consuming for our management.

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

These inherent limitations include the fact that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended March 31, 2024.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	001-40671	3.1	6/16/2023

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40671	3.2	3/16/2023

10.1#	Non-Employee Director Compensation Policy					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1+	Certification of Principal Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

NUVALENT, INC.

Date: May 9, 2024	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)