Form 10-Q
period 2024-06-30
Nuvalent, Inc.
filed 2024-08-08
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 59,362,349 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (Quarterly Report) of Nuvalent, Inc. contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, among other things, statements about:

•
the initiation, timing, progress, results, and costs of our zidesamtinib (NVL-520), NVL-655, NVL-330 and discovery programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and when the results of the studies or trials will become available;
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
•
our ability to maintain and further develop the specific shipping, storage, handling and administration of zidesamtinib, NVL-655 and NVL-330 at clinical sites;
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
•
the effect of public health emergencies, natural disasters or geopolitical events, including civil or political unrest or military conflicts, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUVALENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$77,700	$335,387
Marketable securities	580,294	384,518
Prepaid expenses and other current assets	8,264	6,583
Total current assets	666,258	726,488
Other assets	8,972	5,896
Total assets	$675,230	$732,384
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,403	$9,274
Accrued expenses	30,789	22,549
Total current liabilities	38,192	31,823
Total liabilities	38,192	31,823
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 59,284,728 shares and 58,629,896 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6	6
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	1,026,546	986,819
Accumulated other comprehensive income (loss)	(1,571)	31
Accumulated deficit	(387,944)	(286,296)
Total stockholders’ equity	637,038	700,561
Total liabilities and stockholders’ equity	$675,230	$732,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$49,166	$25,922	$87,800	$48,047
General and administrative	15,984	8,140	29,938	16,225
Total operating expenses	65,150	34,062	117,738	64,272
Loss from operations	(65,150)	(34,062)	(117,738)	(64,272)
Other income (expense)
Interest income and other income (expense), net	8,154	4,972	16,643	9,990
Total other income (expense), net	8,154	4,972	16,643	9,990
Loss before income taxes	(56,996)	(29,090)	(101,095)	(54,282)
Income tax provision	170	—	553	—
Net loss	$(57,166)	$(29,090)	$(101,648)	$(54,282)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.88)	$(0.51)	$(1.58)	$(0.96)
Weighted average shares of Class A and Class B common stock outstanding, basic and diluted	64,605,308	56,866,991	64,377,948	56,785,883
Comprehensive loss
Net loss	$(57,166)	$(29,090)	$(101,648)	$(54,282)
Other comprehensive loss
Unrealized losses on marketable securities	(253)	(1,235)	(1,602)	(1,043)
Comprehensive loss	$(57,419)	$(30,325)	$(103,250)	$(55,325)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	58,629,896	$6	5,435,254	$1	$986,819	$31	$(286,296)	$700,561
Issuance of common stock upon exercise of stock options	425,737	—	—	—	6,452	—	—	6,452
Unrealized losses on marketable securities	—	—	—	—	—	(1,349)	—	(1,349)
Stock-based compensation expense	—	—	—	—	13,857	—	—	13,857
Net loss	—	—	—	—	—	—	(44,482)	(44,482)
Balances at March 31, 2024	59,055,633	$6	5,435,254	$1	$1,007,128	$(1,318)	$(330,778)	$675,039
Issuance of common stock upon exercise of stock options	223,858	—	—	—	4,001	—	—	4,001
Issuance of common stock under employee stock purchase plan	5,237	—	—	—	292	—	—	292
Unrealized losses on marketable securities	—	—	—	—	—	(253)	—	(253)
Stock-based compensation expense	—	—	—	—	15,125	—	—	15,125
Net loss	—	—	—	—	—	—	(57,166)	(57,166)
Balances at June 30, 2024	59,284,728	$6	5,435,254	$1	$1,026,546	$(1,571)	$(387,944)	$637,038

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	51,233,701	$5	5,435,254	$1	$623,543	$(494)	$(160,077)	$462,978
Issuance of common stock upon exercise of stock options	82,989	—	—	—	619	—	—	619
Unrealized gains on marketable securities	—	—	—	—	—	192	—	192
Stock-based compensation expense	—	—	—	—	5,371	—	—	5,371
Net loss	—	—	—	—	—	—	(25,192)	(25,192)
Balances at March 31, 2023	51,316,690	$5	5,435,254	$1	$629,533	$(302)	$(185,269)	$443,968
Issuance of common stock upon exercise of stock options	202,210	—	—	—	1,469	—	—	1,469
Issuance of common stock under employee stock purchase plan	6,575	—	—	—	193	—	—	193
Unrealized losses on marketable securities	—	—	—	—	—	(1,235)	—	(1,235)
Stock-based compensation expense	—	—	—	—	5,848	—	—	5,848
Net loss	—	—	—	—	—	—	(29,090)	(29,090)
Balances at June 30, 2023	51,525,475	$5	5,435,254	$1	$637,043	$(1,537)	$(214,359)	$421,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(101,648)	$(54,282)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	28,982	11,219
Net accretion on marketable securities	(6,815)	(5,387)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,681)	75
Other assets	(3,076)	(488)
Accounts payable	(1,871)	1,012
Accrued expenses	8,862	1,302
Net cash used in operating activities	(77,247)	(46,549)
Cash flows from investing activities
Purchases of marketable securities	(371,849)	(269,559)
Proceeds from maturities of marketable securities	181,286	143,893
Net cash used in investing activities	(190,563)	(125,666)
Cash flows from financing activities
Proceeds from issuance of common stock	10,745	2,281
Payments of insurance costs financed by a third-party	(622)	(910)
Payments of public offering costs	—	(90)
Net cash provided by financing activities	10,123	1,281
Net decrease in cash and cash equivalents	(257,687)	(170,934)
Cash and cash equivalents at beginning of period	335,387	241,806
Cash and cash equivalents at end of period	$77,700	$70,872

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

The Company has incurred recurring losses since inception, including net losses of $101.6 million for the six months ended June 30, 2024, and $126.2 million for the year ended December 31, 2023. As of June 30, 2024, the Company had an accumulated deficit of $387.9 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these condensed consolidated financial statements.

The Company will need to obtain additional funding through public or private equity offerings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or programs. If the Company is unable to obtain funding, the Company may be required to delay, reduce or eliminate some or all of its research and development programs or the Company may be unable to continue operations. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations when needed or at all.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nuvalent Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The results for the period are not necessarily indicative of the results that may occur for future interim periods or the full fiscal year. Certain prior period amounts have been reclassified to conform with current period presentation.

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

3. Marketable Securities

The following tables provide the amortized cost and fair value of the Company’s available-for-sale securities by security type (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$105,591	$—	$(146)	$105,445
Corporate bonds	321,594	24	(1,235)	320,383
Government and agency securities	124,967	8	(212)	124,763
U.S. treasury bills	29,713	—	(10)	29,703
	$581,865	$32	$(1,603)	$580,294

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$67,098	$26	$(44)	$67,080
Corporate bonds	193,876	328	(255)	193,949
Government and agency securities	89,044	58	(75)	89,027
U.S. treasury bills	34,469	7	(14)	34,462
	$384,487	$419	$(388)	$384,518

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
Due within one year	$423,126	$422,244
Due after one year through three years	158,739	158,050
	$581,865	$580,294

The Company’s available-for-sale securities are classified as current assets as they are readily available to be converted to cash and for use in the Company’s current operations. There were no credit losses recorded during the three and six months ended June 30, 2024 and 2023. Interest income for the three months ended June 30, 2024 and 2023 was $8.1 million and $5.1 million, respectively. Interest income for the six months ended June 30, 2024 and 2023 was $16.6 million and $10.1 million, respectively.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,001	$—	$—	$57,001
Marketable securities:
Commercial paper	—	105,445	—	105,445
Corporate bonds	—	320,383	—	320,383
Government and agency securities	—	124,763	—	124,763
U.S. treasury bills	—	29,703	—	29,703
	$57,001	$580,294	$—	$637,295

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327,055	$—	$—	$327,055
Marketable securities:
Commercial paper	—	67,080	—	67,080
Corporate bonds	—	193,949	—	193,949
Government and agency securities	—	89,027	—	89,027
U.S. treasury bills	—	34,462	—	34,462
	$327,055	$384,518	$—	$711,573

Money market funds were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government and agency securities and U.S. treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three and six months ended June 30, 2024 and 2023, there were no transfers in or out of Level 3. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued clinical and other research and development	$13,977	$6,769
Accrued manufacturing	10,548	6,830
Accrued employee compensation and benefits	4,914	7,326
Accrued other	1,350	1,624
	$30,789	$22,549

6. Stock-Based Compensation

The Company recorded stock-based compensation expense within its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$7,322	$2,693	$13,985	$5,206
General and administrative expenses	7,803	3,155	14,997	6,013
	$15,125	$5,848	$28,982	$11,219

As of June 30, 2024, total unrecognized compensation cost related to equity-based awards was $150.9 million, which is expected to be recognized over a weighted average period of 2.7 years.

2021 equity incentive plan

In July 2021, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards, cash-based awards and dividend equivalent rights. Stock awards granted under the 2021 Plan with service-based vesting conditions generally vest over three- or four-year service periods, and stock options expire after ten years. As of June 30, 2024, 7,068,809 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount in accordance with the terms of the offering and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods beginning in December and June of each year. During the three and six months ended June 30, 2024, 5,237 shares were sold under the ESPP. As of June 30, 2024, 1,873,832 shares of Class A common stock remained available for issuance under the ESPP.

Stock options

The following table summarizes the Company’s option activity since December 31, 2023:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2023	8,034,755	$17.66	8.06	$449,403
Granted	1,198,801	$75.18
Exercised	(649,595)	$16.09
Cancelled or forfeited	(22,717)	$34.87
Outstanding as of June 30, 2024	8,561,244	$25.78	7.85	$430,979
Exercisable as of June 30, 2024	4,113,020	$13.42	7.18	$256,837

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2024 and 2023 was $12.2 million and $6.3 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $40.2 million and $8.1 million, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the date of exercise.

The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2024 and 2023 was $50.35 per share and $28.89 per share, respectively. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $51.79 per share and $20.68 per share, respectively.

RSUs

The following table summarizes the Company’s RSU activity since December 31, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	652,281	$73.93
Vested	—	$—
Forfeited	(2,000)	$72.35
Outstanding as of June 30, 2024	650,281	$73.94

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Options to purchase common stock	8,561,244	8,514,372
RSUs	650,281	—
	9,211,525	8,514,372

8. Commitments and Contingencies

Revenue share

The Company has revenue sharing agreements with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company, and the Company’s scientific founder to pay each of Deerfield and the scientific founder a low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss. The Company accounts for the obligation to the scientific founder as a contingent liability. Given the inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the revenue sharing agreement with Deerfield at inception or at June 30, 2024 or December 31, 2023. The Company currently does not have any net sales and, as a result, has not paid any amounts under these agreements and has not accrued any liability as of June 30, 2024 and December 31, 2023 under these agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 27, 2024 (2023 Form 10-K). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report and our other filings with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We expect to share an update on the status of the global Phase 2 portion of the ARROS-1 clinical trial in conjunction with an oral presentation of updated Phase 1 dose-escalation data, as well as new preclinical data further characterizing the intracranial activity of zidesamtinib, at the European Society for Medical Oncology (ESMO) Congress in September 2024.

NVL-655

Our second lead product candidate, NVL-655, is being developed for patients with anaplastic lymphoma kinase (ALK)-positive NSCLC. NVL-655 is a brain-penetrant ALK-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of first-generation (1G; crizotinib), second-generation (2G; ceritinib, alectinib, or brigatinib), and third-generation (3G; lorlatinib) ALK inhibitors. NVL-655 has received FDA Breakthrough Therapy designation for the treatment of patients with locally advanced or metastatic ALK-positive NSCLC who have been previously treated with two or more ALK TKIs, and orphan drug designation for ALK-positive NSCLC.

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

We expect to share an update on the status of the global Phase 2 portion of the ALKOVE-1 clinical trial in conjunction with an oral presentation of updated Phase 1 dose-escalation data at the ESMO Congress in September 2024. We also plan to share more detail on our broader front-line clinical development strategy for ALK-positive NSCLC in 2024.

NVL-330

Our third product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2 mutations occurring through deletions, insertions, or duplications (collectively, known as HER2 Exon 20 Insertions, or HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor (EGFR). Preclinical data, including those recently presented at the AACR Annual Meeting on April 8, 2024, have shown that NVL-330 inhibited HER2ex20 in cell-based assays, was brain penetrant, and was selective for HER2ex20 over the structurally related wild-type EGFR.

We are currently enrolling patients in the HEROEX-1 clinical trial, a Phase 1a/1b, multicenter, open-label, dose-escalation and expansion trial evaluating NVL-330 in pre-treated patients with advanced HER2-altered NSCLC, including those with HER2ex20 mutations. In July 2024, we announced that the first patient was dosed with NVL-330 in the HEROEX-1 trial. The HEROEX-1 trial will evaluate the overall safety and tolerability of NVL-330. Additional objectives include determination of the RP2D, characterization of the pharmacokinetic profile, and preliminary evaluation of anti-tumor activity.

Discovery Programs

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

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $101.6 million for the six months ended June 30, 2024, and $126.2 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of $387.9 million. We expect to incur significant expenses and operating losses at an increasing rate for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

•
continue to advance zidesamtinib, NVL-655 and NVL-330 in clinical development;
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

We expect that our research and development expenses will increase substantially as we continue to advance zidesamtinib, NVL-655, and NVL-330 in clinical development, and expand our discovery, research and preclinical activities in the near term and in the future. Although we are currently enrolling patients in the Phase 2 portions of our ARROS-1 and ALKOVE-1 clinical trials and in our HEROEX-1 Phase 1 clinical trial, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and continue to incur increased accounting, audit, legal, regulatory compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other income (expense)

Interest income and other income (expense), net

Interest income and other income (expense), net consists of interest income and other income (expense) unrelated to our core operations.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses
Research and development	$49,166	$25,922	$23,244
General and administrative	15,984	8,140	7,844
Total operating expenses	65,150	34,062	31,088
Loss from operations	(65,150)	(34,062)	(31,088)
Other income (expense)
Interest income and other income (expense), net	8,154	4,972	3,182
Total other income (expense), net	8,154	4,972	3,182
Loss before income taxes	(56,996)	(29,090)	(27,906)
Income tax provision	170	—	170
Net loss	$(57,166)	$(29,090)	$(28,076)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Direct research and development expenses by program:
Zidesamtinib	$14,886	$6,165	$8,721
NVL-655	14,196	5,007	9,189
NVL-330	1,738	4,316	(2,578)
Discovery programs	2,450	2,773	(323)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	14,201	7,209	6,992
Other	1,695	452	1,243
Total research and development expenses	$49,166	$25,922	$23,244

Research and development expenses were $49.2 million for the three months ended June 30, 2024, compared to $25.9 million for the three months ended June 30, 2023. The increase in direct research and development expenses related to zidesamtinib of $8.7 million was primarily due to increased manufacturing costs and costs related to the Phase 2 portion of the ARROS-1 clinical trial. The increase in direct research and development expenses related to NVL-655 of $9.2 million was primarily due to increased manufacturing costs and costs related to the Phase 2 portion of the ALKOVE-1 clinical trial, partially offset by a decrease in preclinical development costs. The decrease in direct research and development expenses related to NVL-330 of $2.6 million was primarily due to decreased preclinical development and manufacturing costs, partially offset by increased clinical trial costs as we prepared to initiate the HEROEX-1 Phase 1 clinical trial. The increase in personnel-related expenses of $7.0 million was primarily due to an increase of $4.6 million in stock-based compensation expense and an increase in headcount. For the three months ended June 30, 2024 and 2023, stock-based compensation expense was $7.3 million and $2.7 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Personnel-related (including stock-based compensation)	$10,865	$5,157	$5,708
Professional and consultant fees	2,652	1,262	1,390
Insurance and other	2,467	1,721	746
Total general and administrative expenses	$15,984	$8,140	$7,844

General and administrative expenses for the three months ended June 30, 2024, were $16.0 million compared to $8.1 million for the three months ended June 30, 2023. The increase in personnel-related expenses of $5.7 million was primarily due to an increase of $4.6 million in stock-based compensation expense and an increase in headcount. For the three months ended June 30, 2024 and 2023, stock-based compensation expense was $7.8 million and $3.2 million, respectively.

Other income (expense)

Interest income and other income (expense), net

Interest income and other income (expense), net for the three months ended June 30, 2024 and 2023, consisted primarily of interest income of $8.1 million and $5.1 million, respectively. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses
Research and development	$87,800	$48,047	$39,753
General and administrative	29,938	16,225	13,713
Total operating expenses	117,738	64,272	53,466
Loss from operations	(117,738)	(64,272)	(53,466)
Other income (expense)
Interest income and other income (expense), net	16,643	9,990	6,653
Total other income (expense), net	16,643	9,990	6,653
Loss before income taxes	(101,095)	(54,282)	(46,813)
Income tax provision	553	—	553
Net loss	$(101,648)	$(54,282)	$(47,366)

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Direct research and development expenses by program:
Zidesamtinib	$25,252	$11,908	$13,344
NVL-655	23,927	9,289	14,638
NVL-330	3,710	6,942	(3,232)
Discovery programs	4,550	4,861	(311)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	27,367	13,899	13,468
Other	2,994	1,148	1,846
Total research and development expenses	$87,800	$48,047	$39,753

Research and development expenses were $87.8 million for the six months ended June 30, 2024, compared to $48.0 million for the six months ended June 30, 2023. The increase in direct research and development expenses related to zidesamtinib of $13.3 million was primarily due to increased manufacturing costs and costs related to the Phase 2 portion of the ARROS-1 clinical trial, partially offset by a decrease in preclinical development costs. The increase in direct research and development expenses related to NVL-655 of $14.6 million was primarily due to increased manufacturing costs and costs related to the Phase 2 portion of the ALKOVE-1 clinical trial, partially offset by a decrease in preclinical development costs. The decrease in direct research and development expenses related to NVL-330 of $3.2 million was primarily due to decreased manufacturing and preclinical development costs, partially offset by increased clinical trial costs as we prepared to initiate the HEROEX-1 Phase 1 clinical trial. The increase in personnel-related expenses of $13.5 million was primarily due to an increase of $8.8 million in stock-based compensation expense and an increase in headcount. For the six months ended June 30, 2024 and 2023, stock-based compensation expense was $14.0 million and $5.2 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Personnel-related (including stock-based compensation)	$21,027	$10,030	$10,997
Professional and consultant fees	4,677	2,545	2,132
Insurance and other	4,234	3,650	584
Total general and administrative expenses	$29,938	$16,225	$13,713

General and administrative expenses for the six months ended June 30, 2024, were $29.9 million compared to $16.2 million for the six months ended June 30, 2023. The increase in personnel-related expenses of $11.0 million was primarily due to an increase of $9.0 million in stock-based compensation expense and an increase in headcount. For the six months ended June 30, 2024 and 2023, stock-based compensation expense was $15.0 million and $6.0 million, respectively.

Other income (expense)

Interest income and other income (expense), net

Interest income and other income (expense), net for the six months ended June 30, 2024 and 2023, consisted primarily of interest income of $16.6 million and $10.1 million, respectively. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from product sales for several years, if at all. Through June 30, 2024, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled with convertible preferred stock in February 2021) and proceeds from the sale of common stock in our public offerings. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $658.0 million and accounts payable and accrued expenses of $38.2 million.

On August 10, 2022, we entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. On October 31, 2022, we entered into an Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that we may sell under the ATM Facility to $135.0 million. As of June 30, 2024, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(77,247)	$(46,549)
Net cash used in investing activities	(190,563)	(125,666)
Net cash provided by financing activities	10,123	1,281
Net decrease in cash and cash equivalents	$(257,687)	$(170,934)

Operating activities

During the six months ended June 30, 2024, operating activities used $77.2 million of cash, resulting from our net loss of $101.6 million adjusted for non-cash items, including stock-based compensation expense of $29.0 million and net accretion on marketable securities of $6.8 million, and a net increase in our operating assets and liabilities of $2.2 million. The increase in our net loss was primarily due to increased manufacturing and clinical trial costs to support the development of our product candidates and increased personnel-related expenses due to the growth of our company, partially offset by increased interest income due to an increase in cash, cash equivalents and marketable securities. The net increase in our operating assets and liabilities was due to an increase in accounts payable and accrued expenses of $7.0 million, partially offset by increases in other assets of $3.1 million and prepaid expenses and other current assets of $1.7 million.

During the six months ended June 30, 2023, operating activities used $46.5 million of cash, resulting from our net loss of $54.3 million adjusted for non-cash items, including stock-based compensation expense of $11.2 million and net accretion on marketable securities of $5.4 million, and a net increase in our operating assets and liabilities of $1.9 million. The net increase in our operating assets and liabilities was due to an increase in accounts payable and accrued expenses of $2.3 million, partially offset by an increase in other assets of $0.5 million.

Changes in accounts payable, accrued expenses, prepaid expenses and other current assets and other assets were generally due to growth in our business, the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2024, net cash used in investing activities was $190.6 million, due to purchases of marketable securities of $371.8 million, partially offset by proceeds from maturities of marketable securities of $181.3 million.

During the six months ended June 30, 2023, net cash used in investing activities was $125.7 million, due to purchases of marketable securities of $269.6 million, partially offset by proceeds from maturities of marketable securities of $143.9 million.

Financing activities

During the six months ended June 30, 2024, net cash provided by financing activities was $10.1 million, due to proceeds from the issuance of common stock of $10.7 million, partially offset by payments of insurance costs financed by a third-party of $0.6 million.

During the six months ended June 30, 2023, net cash provided by financing activities was $1.3 million, due to proceeds from the issuance of common stock of $2.3 million, partially offset by payments of insurance costs financed by a third-party of $0.9 million and payments of public offering costs of $0.1 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical and clinical activities and clinical trials for our product candidates in development and any product candidates we may discover and develop in the future. The timing and amount of our operating expenditures will depend largely on:

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $658.0 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we will need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

During the six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2023 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our cash, cash equivalents and marketable securities. As of June 30, 2024 we had $77.7 million in cash and cash equivalents and $580.3 million in marketable securities classified as available-for-sale securities. We invest our excess cash in money market funds, commercial paper, corporate bonds, government and agency securities and U.S. treasury bills. We mitigate credit risk by maintaining a diversified portfolio, placing our cash with high credit quality financial institutions and limiting the amount of investment exposure as to maturity and investment type according to our investment policy. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2024, we were not party to any material legal proceedings.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $101.6 million for the six months ended June 30, 2024, and $126.2 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of $387.9 million. We have not yet completed any Phase 2 or Phase 3 clinical trials. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We have initiated Phase 1/2 clinical trials for our parallel lead programs, zidesamtinib and NVL-655, and a Phase 1 clinical trial for our third product candidate, NVL-330. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We also continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

We have initiated Phase 1/2 clinical trials of zidesamtinib and NVL-655 and a Phase 1 clinical trial of NVL-330. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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
•
maintaining and growing an organization of scientific, medical and other professionals who can develop and commercialize our product candidates;
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

Before we can initiate clinical trials of any product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. The FDA, EMA or other comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before they allow us to initiate clinical trials under any IND, CTA or comparable application which may lead to additional delays and increase the costs of our preclinical development programs.

Before obtaining marketing approval from the FDA of zidesamtinib, NVL-655 or NVL-330 or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We have initiated Phase 1/2 clinical trials of zidesamtinib and NVL-655 and a Phase 1 clinical trial of NVL-330. An IND submission must become effective prior to initiating any clinical trials in the U.S. for any of our future product candidates.

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

The results of preclinical studies may not be predictive of the results of clinical trials of our product candidates, and the results of early clinical trials may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal studies or of human trials, due to the inherent biologic differences in species, the differences between testing conditions in animal studies and human trials, and the particular goals, purposes, and designs of the relevant studies and trials. We have, for example, observed preclinical CNS activity of NVL-330 in studies with rats and mice. These studies may or may not be predictive of CNS penetrance and activity of NVL-330 in human trials. Similarly, certain of our hypotheses regarding the potential clinical and therapeutic benefits of our product candidates compared to other products or molecules in development are based on observations from the preclinical studies and early clinical trials that we have completed, and results from such preclinical studies and early clinical trials are not necessarily predictive of the results of later preclinical studies or clinical trials.

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

A key element of our strategy, which is unproven, is to use and expand our expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery of and initiation of clinical development of zidesamtinib, NVL-655 and NVL-330, such product candidates and any other product candidates we may develop may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. For example, the potential product candidates that we have identified or identify in the future may not generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which would result in significant harm to our financial position and adversely affect our business.

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

Our research and development efforts to date have resulted in the initiation of clinical development of zidesamtinib, NVL-655 and NVL-330. We may not be able to submit INDs for any future product candidates we may identify on the timelines we expect, or such submissions may not take effect on the timeline that we anticipate, or at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs, CTAs or comparable applications on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

Several significant administrative law cases were decided by the U.S. Supreme Court in 2024, most notably Loper Bright Enterprises v. Raimondo (Loper Bright), which overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc. (Chevron). Since 1984, Chevron had required that courts defer to reasonable agency interpretations of statutes that are silent or ambiguous on a particular topic. In Loper Bright, the Supreme Court held that the U.S. Administrative Procedure Act requires courts to exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts are not required to defer to an agency interpretation solely because a statute is ambiguous, unless the particular statute at issue mandates deference. These decisions may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the FDA and CMS, that we rely on. Any such challenges, if successful, could adversely impact our business and operations. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.

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

Zidesamtinib has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive NSCLC who have previously been treated with two or more ROS1 TKIs, and NVL-655 has received FDA Breakthrough Therapy designation for the treatment of patients with locally advanced or metastatic ALK-positive NSCLC who have been previously treated with two or more ALK TKIs. We may seek certain designations for our other current or future product candidates or other designations for zidesamtinib and NVL-655 that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, early and frequent interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors may also have greater interactions with the FDA and the FDA may initiate review of sections of the NDA of a product candidate with Breakthrough Therapy designation before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of data submitted by the sponsor, that a product with Breakthrough Therapy designation may be effective.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of researching and developing the drug will be recovered from sales in the U.S. Our target indications may include diseases with large patient populations or may include orphan indications. Zidesamtinib has received orphan drug designation for ROS1-positive NSCLC. NVL-655 has received orphan drug designation for ALK-positive NSCLC. There can be no assurances that we will be able to obtain orphan designation for our other current product candidate or candidates we may discover and develop in the future.

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

As of June 30, 2024, we had 115 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2024, we had 115 full-time employees, including 84 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Pursuant to our 2021 Plan, our management is authorized to grant stock options and restricted stock units, among other award types, to our employees, directors and consultants. If the number of shares reserved under our 2021 Plan is increased pursuant to the terms of our 2021 Plan, our stockholders may experience dilution, which could cause our stock price to fall.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

The following table describes for the quarterly period ended June 30, 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
James Porter (Chief Executive Officer)	Adoption (April 2, 2024)	Rule 10b5-1 trading arrangement	Sale	Until October 20, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 351,000 shares of Class A common stock

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	001-40671	3.1	6/16/2023

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40671	3.2	3/16/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NUVALENT, INC.

Date: August 8, 2024	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)