Form 10-Q
period 2024-09-30
Nuvalent, Inc.
filed 2024-11-12
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 65,617,305 shares of Class A common stock, $0.0001 par value per share outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (Quarterly Report) of Nuvalent, Inc. contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, among other things, statements about:

•
the initiation, timing, progress, results, and costs of our zidesamtinib (NVL-520), NVL-655, NVL-330 and discovery programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, alignment with the U.S. Food and Drug Administration (FDA) regarding the design of trials and when the results of the studies or trials will become available;
•
the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug applications (INDs) and final FDA approval of our current product candidates or any future product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUVALENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$369,244	$335,387
Marketable securities	799,065	384,518
Prepaid expenses and other current assets	11,366	6,583
Total current assets	1,179,675	726,488
Other assets	9,183	5,896
Total assets	$1,188,858	$732,384
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,934	$9,274
Accrued expenses	35,198	22,549
Total current liabilities	51,132	31,823
Related party revenue share liability	16,600	—
Total liabilities	67,732	31,823
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 65,495,380 shares and 58,629,896 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7	6
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	1,592,034	986,819
Accumulated other comprehensive income	1,373	31
Accumulated deficit	(472,289)	(286,296)
Total stockholders’ equity	1,121,126	700,561
Total liabilities and stockholders’ equity	$1,188,858	$732,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$60,551	$29,611	$148,351	$77,658
General and administrative	15,780	9,172	45,718	25,397
Total operating expenses	76,331	38,783	194,069	103,055
Loss from operations	(76,331)	(38,783)	(194,069)	(103,055)
Other income (expense)
Change in fair value of related party revenue share liability	(16,600)	—	(16,600)	—
Interest income and other income (expense), net	8,626	5,138	25,269	15,128
Total other income (expense), net	(7,974)	5,138	8,669	15,128
Loss before income taxes	(84,305)	(33,645)	(185,400)	(87,927)
Income tax provision	40	—	593	—
Net loss	$(84,345)	$(33,645)	$(185,993)	$(87,927)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.28)	$(0.59)	$(2.87)	$(1.55)
Weighted average shares of Class A and Class B common stock outstanding, basic and diluted	65,678,693	57,091,394	64,814,695	56,888,839
Comprehensive loss
Net loss	$(84,345)	$(33,645)	$(185,993)	$(87,927)
Other comprehensive income (loss)
Unrealized gains (losses) on marketable securities	2,944	227	1,342	(816)
Comprehensive loss	$(81,401)	$(33,418)	$(184,651)	$(88,743)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	58,629,896	$6	5,435,254	$1	$986,819	$31	$(286,296)	$700,561
Issuance of common stock upon exercise of stock options	425,737	—	—	—	6,452	—	—	6,452
Unrealized losses on marketable securities	—	—	—	—	—	(1,349)	—	(1,349)
Stock-based compensation expense	—	—	—	—	13,857	—	—	13,857
Net loss	—	—	—	—	—	—	(44,482)	(44,482)
Balances at March 31, 2024	59,055,633	$6	5,435,254	$1	$1,007,128	$(1,318)	$(330,778)	$675,039
Issuance of common stock upon exercise of stock options	223,858	—	—	—	4,001	—	—	4,001
Issuance of common stock under employee stock purchase plan	5,237	—	—	—	292	—	—	292
Unrealized losses on marketable securities	—	—	—	—	—	(253)	—	(253)
Stock-based compensation expense	—	—	—	—	15,125	—	—	15,125
Net loss	—	—	—	—	—	—	(57,166)	(57,166)
Balances at June 30, 2024	59,284,728	$6	5,435,254	$1	$1,026,546	$(1,571)	$(387,944)	$637,038
Issuance of common stock upon public offering, net	5,750,000	1	—	—	540,075	—	—	540,076
Issuance of common stock upon exercise of stock options	460,652	—	—	—	9,954	—	—	9,954
Unrealized gains on marketable securities	—	—	—	—	—	2,944	—	2,944
Stock-based compensation expense	—	—	—	—	15,459	—	—	15,459
Net loss	—	—	—	—	—	—	(84,345)	(84,345)
Balances at September 30, 2024	65,495,380	$7	5,435,254	$1	$1,592,034	$1,373	$(472,289)	$1,121,126

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

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

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(185,993)	$(87,927)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	44,441	18,073
Net accretion on marketable securities	(9,736)	(8,017)
Change in fair value of related party revenue share liability	16,600	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,783)	712
Other assets	(3,287)	(839)
Accounts payable	6,580	2,676
Accrued expenses	13,114	5,792
Net cash used in operating activities	(123,064)	(69,530)
Cash flows from investing activities
Purchases of marketable securities	(712,468)	(292,764)
Proceeds from maturities and sales of marketable securities	308,999	205,498
Net cash used in investing activities	(403,469)	(87,266)
Cash flows from financing activities
Proceeds from issuance of common stock, net	561,200	3,669
Payments of equity issuance costs	(188)	(90)
Payments of insurance costs financed by a third-party	(622)	(155)
Net cash provided by financing activities	560,390	3,424
Net increase (decrease) in cash and cash equivalents	33,857	(153,372)
Cash and cash equivalents at beginning of period	335,387	241,806
Cash and cash equivalents at end of period	$369,244	$88,434

Supplemental disclosure of noncash financing information:
Equity issuance costs	$237	$—
Insurance premium financed by a third-party	$—	$1,399

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

The Company is subject to risks similar to those of other pre-commercial stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, the need for adequate financing to fund the development of its product candidates, the need to obtain and maintain adequate protection for the Company’s intellectual property, and the impact of public health emergencies, natural disasters and geopolitical events on the Company’s business. There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained and maintained, that any product candidates will receive required regulatory approval or that approved products, if any, will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

The Company has incurred recurring losses since inception, including net losses of $186.0 million for the nine months ended September 30, 2024, and $126.2 million for the year ended December 31, 2023. As of September 30, 2024, the Company had an accumulated deficit of $472.3 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

3. Marketable Securities

The following tables provide the amortized cost and fair value of the Company’s available-for-sale securities by security type (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$191,922	$33	$(73)	$191,882
Corporate bonds	408,501	1,490	(150)	409,841
Government and agency securities	120,338	141	(35)	120,444
U.S. treasury bills	76,931	2	(35)	76,898
	$797,692	$1,666	$(293)	$799,065

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$67,098	$26	$(44)	$67,080
Corporate bonds	193,876	328	(255)	193,949
Government and agency securities	89,044	58	(75)	89,027
U.S. treasury bills	34,469	7	(14)	34,462
	$384,487	$419	$(388)	$384,518

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Due within one year	$627,229	$627,772
Due after one year through three years	170,463	171,293
	$797,692	$799,065

The Company’s available-for-sale securities are classified as current assets as they are readily available to be converted to cash and for use in the Company’s current operations. There were no credit losses recorded during the three and nine months ended September 30, 2024 and 2023. Interest income for the three months ended September 30, 2024 and 2023 was $8.7 million and $5.0 million, respectively. Interest income for the nine months ended September 30, 2024 and 2023 was $25.3 million and $15.1 million, respectively.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$332,707	$—	$—	$332,707
Marketable securities:
Commercial paper	—	191,882	—	191,882
Corporate bonds	—	409,841	—	409,841
Government and agency securities	—	120,444	—	120,444
U.S. treasury bills	—	76,898	—	76,898
	$332,707	$799,065	$—	$1,131,772
Liabilities:
Related party revenue share liability	$—	$—	$16,600	$16,600

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents	$327,055	$—	$—	$327,055
Marketable securities:
Commercial paper	—	67,080	—	67,080
Corporate bonds	—	193,949	—	193,949
Government and agency securities	—	89,027	—	89,027
U.S. treasury bills	—	34,462	—	34,462
	$327,055	$384,518	$—	$711,573

Cash equivalents were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government and agency securities and U.S. treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three and nine months ended September 30, 2024 and 2023, there were no transfers in or out of Level 3. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The following table sets forth the changes in estimated fair value of the Company’s related party revenue share liability for the nine months ended September 30, 2024, which represents a Level 3 measurement within the fair value hierarchy (in thousands):

Estimated fair value as of December 31, 2023	$—
Change in fair value	16,600
Estimated fair value as of September 30, 2024	$16,600

The fair value of the related party revenue share liability was estimated using a discounted cash flow model to calculate the estimated payments that could become due upon commercialization. Assumptions in the model include but are not limited to the following: probability and timing of product approval, future product revenues and discount rate. Changes in fair value each reporting period are recognized as a component of other income (expense) in the statements of operations and comprehensive loss. Due to changes in certain assumptions related to the probability of product approval and the timing thereof, as well as the probability and timing of sales forecasts, the Company estimated the fair value of the related party revenue share liability to be $16.6 million as of September 30, 2024. The Company estimated the fair value of the related party revenue share liability to be de minimis as of December 31, 2023. See Note 9 for additional information regarding the revenue sharing agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued clinical and other research and development	$13,649	$6,769
Accrued manufacturing	13,425	6,830
Accrued employee compensation and benefits	6,827	7,326
Accrued other	1,297	1,624
	$35,198	$22,549

6. Equity

In September 2024, the Company issued and sold 5,750,000 shares of its Class A common stock in an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 750,000 shares of the Company’s Class A common stock, at a public offering price of $100.00 per share (the “Public Offering”). Upon the closing of the Public Offering, the Company received net proceeds of $540.1 million, after deducting equity issuance costs of $0.4 million in addition to underwriting discounts and commissions.

7. Stock-Based Compensation

The Company recorded stock-based compensation expense within its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$8,298	$3,016	$22,283	$8,222
General and administrative expenses	7,161	3,838	22,158	9,851
	$15,459	$6,854	$44,441	$18,073

As of September 30, 2024, total unrecognized compensation cost related to equity-based awards was $146.4 million, which is expected to be recognized over a weighted average period of 2.6 years.

2021 equity incentive plan

In July 2021, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards, cash-based awards and dividend equivalent rights. Stock awards granted under the 2021 Plan with service-based vesting conditions generally vest over three- or four-year service periods, and stock options expire after ten years. As of September 30, 2024, 6,915,646 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount in accordance with the terms of the offering and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods beginning in December and June of each year. During the nine months ended September 30, 2024, 5,237 shares were sold under the ESPP. As of September 30, 2024, 1,873,832 shares of Class A common stock remained available for issuance under the ESPP.

Stock options

The following table summarizes the Company’s option activity since December 31, 2023:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2023	8,034,755	$17.66	8.06	$449,403
Granted	1,446,701	$75.41
Exercised	(1,110,247)	$18.38
Cancelled or forfeited	(150,914)	$47.78
Outstanding as of September 30, 2024	8,220,295	$27.17	7.62	$617,588
Exercisable as of September 30, 2024	4,250,968	$14.07	6.90	$375,044

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2024 and 2023 was $32.5 million and $8.5 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $72.6 million and $16.6 million, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the date of exercise.

The weighted average grant-date fair value of stock options granted during the three months ended September 30, 2024 and 2023 was $51.79 per share and $32.24 per share, respectively. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $51.79 per share and $21.70 per share, respectively.

RSUs

The following table summarizes the Company’s RSU activity since December 31, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	710,041	$74.10
Vested	—	$—
Forfeited	(26,300)	$72.64
Outstanding as of September 30, 2024	683,741	$74.16

8. Net Loss Per Share

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
Options to purchase common stock	8,220,295	8,530,387
RSUs	683,741	—
	8,904,036	8,530,387

9. Commitments and Contingencies

Revenue share

The Company has revenue sharing agreements with Deerfield and the Company’s scientific founder to pay each of Deerfield and the scientific founder a fixed low single digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss (see Note 4). The Company accounts for the obligation to the scientific founder as a contingent liability and has not accrued any liability as of September 30, 2024 or December 31, 2023 under this agreement. The Company has not had any net sales and, as a result, has not paid any amounts under these agreements.

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

Candidate Overview

Zidesamtinib (NVL-520)

Our first lead product candidate, zidesamtinib (NVL-520), is being developed for patients with ROS proto-oncogene 1 (ROS1)-positive non-small cell lung cancer (NSCLC). Zidesamtinib is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, central nervous system (CNS)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (TKIs). Zidesamtinib has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive metastatic NSCLC who have previously been treated with two or more ROS1 TKIs, and orphan drug designation for ROS1-positive NSCLC.

Our ARROS-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating zidesamtinib as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors. Dosing was initiated in the Phase 1 portion of the ARROS-1 clinical trial in January 2022.

In September 2023, we announced the initiation of the Phase 2 portion of the ARROS-1 clinical trial, following alignment with the FDA on a recommended Phase 2 dose (RP2D) of 100 mg once daily (QD). The Phase 2 portion of the ARROS-1 clinical trial is designed to evaluate the safety and activity of zidesamtinib in patients with advanced ROS1-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. Phase 2 cohorts have been designed to support potential registration in TKI-naïve and/or TKI pre-treated ROS1-positive NSCLC patients.

In September 2024, we presented updated data from the Phase 1 dose-escalation portion of the ARROS-1 clinical trial at the European Society for Medical Oncology (ESMO) Congress 2024. From January 2022 to August 2023, the Phase 1 portion of the ARROS-1 trial enrolled 104 patients (99 NSCLC, 5 other solid tumors). Patients received zidesamtinib orally at dose levels ranging from 25 to 150 mg QD, and 100 mg QD was selected as the RP2D. No clinically significant exposure-response relationships for safety and efficacy were observed and data were reported across all doses.

The patient population was heavily pre-treated, with a median of 3 prior lines of therapy (range 1 – 11). 69% (72/104) of patients had ≥2 prior ROS1 TKIs, and 66% (69/104) had prior chemotherapy. Notably, 55% (57/104) of patients received prior lorlatinib and 21% (22/104) received prior repotrectinib, highlighting the differentiated nature of this population from prior trials of other ROS1 inhibitors. 52% (54/104) had history of CNS metastases, including cases of disease progression following treatment with the brain-penetrant TKIs lorlatinib and/or repotrectinib.

As of the cut-off date of July 1, 2024, 71 pre-treated patients with ROS1-positive NSCLC were response-evaluable. The median follow-up for the all-treated population was 12.1 months (range, 0.8 – 29.4).

Treatment with zidesamtinib resulted in durable clinical responses (objective response rate (ORR) by RECIST 1.1) across key subgroups of response-evaluable patients. As of the data cut-off date:

	Zidesamtinib, All Doses
ROS1-positive NSCLC response-evaluable	ORR	mDOR (months)		DOR ≥ 6 months*		DOR ≥ 12 months*
Any Prior Therapies (1 – 4 prior ROS1 TKIs + chemotherapy)	44% (31/71, 2 CRs)	NR		83%		67%
Repotrectinib-naïve	51% (27/53)	NR		88%		71%
≥2 prior ROS1 TKIs** (≥ 3rd Line; + chemotherapy)	41% (21/51)	12.1		75%		54%
Prior crizotinib only (2nd Line; + chemotherapy)	73% (8/11)	NR	***	100%	***	100%	***

NR = not reached

*	Analyses of duration of response (DOR) based on Kaplan-Meier estimates.

**	Zidesamtinib has received FDA breakthrough therapy designation for the treatment of patients with ROS1-positive metastatic NSCLC who have been previously treated with 2 or more ROS1 TKIs.

***	No disease progression among responders.

In the subset of patients with confirmed ROS1 G2032R resistance mutation, the ORR was 72% (13/18) for repotrectinib-naïve patients.

The intracranial objective response rate (IC-ORR) was 50% (4/8) in intracranial response-evaluable patients with measurable CNS lesions, of which 7/8 patients had been previously treated with the brain-penetrant TKIs lorlatinib and/or repotrectinib. The median intracranial duration of response was not reached, with no CNS progression observed among confirmed CNS responders.

Zidesamtinib was well-tolerated with a preliminary safety profile that was favorable and consistent with its ROS1-selective, tropomyosin receptor kinase (TRK)-sparing design. Among the 104 treated patients at all doses, the most frequent treatment-related adverse events (TRAEs) were oedema peripheral (19%), alanine aminotransferase (ALT) increase, aspartate aminotransferase (AST) increase, and weight increase (each 11%). Among these most frequent TRAEs, there was a single grade 3 event of weight increase. No discontinuation due to TRAEs occurred. Dose reductions due to TRAEs occurred in 8% of patients. A maximum tolerated dose was not identified.

We believe these preliminary data demonstrate the potential for zidesamtinib to address a medical need for the third-line treatment of ROS1-positive NSCLC where no approved therapies have demonstrated clinical benefit, and to provide a differentiated option in the second line where there also remains a medical need. Additionally, we believe that these data in heavily pre-treated patients could have the potential to translate to deep, durable responses in the front-line setting.

Further investigation of zidesamtinib for both TKI-naïve and TKI pretreated patients with ROS1-positive NSCLC is underway in the Phase 2 portion of the ARROS-1 clinical trial, designed with registrational intent. Between September 2023 and September 1, 2024, 227 patients were enrolled in the Phase 2 portion of the ARROS-1 trial and we expect to report pivotal data in 2025.

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

In February 2024, we announced the initiation of the Phase 2 portion of the ALKOVE-1 clinical trial, following alignment with the FDA on a RP2D of 150 mg QD. The Phase 2 portion of the ALKOVE-1 clinical trial is designed to evaluate the safety and activity of NVL-655 in several expansion cohorts of patients defined based on the number and type of prior anti-cancer therapies they have received. The Phase 2 cohorts are designed with registrational intent for TKI pre-treated patients with ALK-positive NSCLC and to enable preliminary evaluation for patients with ALK-positive NSCLC who are TKI-naïve.

In September 2024, we presented updated data from the Phase 1 dose-escalation portion of the ALKOVE-1 clinical trial at the ESMO Congress 2024. From June 2022 to February 2024, the Phase 1 portion of the ALKOVE-1 trial enrolled 133 patients (131 NSCLC, 2 other solid tumors). Patients received NVL-655 orally at dose levels ranging from 15 to 200 mg QD, and 150 mg QD was selected as the RP2D.

The patient population was heavily pre-treated, with a median of 3 prior lines of therapy (range 1 – 9). 46% (61/133) of patients had ≥3 prior ALK TKIs, and 56% (74/133) had prior chemotherapy. Notably, 84% (111/133) of patients received prior lorlatinib and 51% (68/133) had any secondary ALK resistance mutation including 26% (34/133) with compound (≥2) ALK mutations, highlighting the differentiated nature of this population from prior trials of investigational ALK inhibitors. 56% (75/133) had history of CNS metastases, including cases of disease progression following treatment with the brain-penetrant TKI lorlatinib.

As of the cut-off date of June 15, 2024, 103 heavily pre-treated patients with ALK-positive NSCLC treated across all doses were response-evaluable, of whom 39 were treated at the RP2D. The median follow-up for the all-treated population was 8.0 months (range 0.2, 22.5).

Treatment with NVL-655 resulted in durable clinical responses (ORR by RECIST 1.1) across key subgroups of response-evaluable patients treated at the RP2D and across all dose levels. As of the data cut-off date:

	NVL-655 at RP2D					NVL-655, All Doses
ALK-positive NSCLC response-evaluable	ORR	mDOR (months)		DOR ≥ 6 months*		ORR	mDOR (months)		DOR ≥ 6 months*
Any Prior Therapies (1 – 5 prior ALK TKIs + chemotherapy)	38% (15/39)	NR		100%		38% (39/103)	14.4		78%
Lorlatinib pre-treated (≥ 3rd Line**; + chemotherapy)	35% (11/31)	NR		100%		35% (30/85)	9.2		75%
With compound ALK resistance mutations	64% (7/11)	NR		100%		54% (15/28)	14.4		80%
Lorlatinib-naïve (≥ 2nd Line; + chemotherapy)	57% (4/7)	NR		100%		53% (9/17)	NR		88%
With ALK resistance mutation(s)	80% (4/5)	NR	***	100%	***	88% (7/8)	NR	***	100%	***

NR = not reached

*	Analyses of DOR based on Kaplan-Meier estimates.

**	NVL-655 has received FDA breakthrough therapy designation for the treatment of patients with locally advanced or metastatic ALK-positive NSCLC who have been previously treated with 2 or more ALK TKIs.

***	No disease progression among responders.

Intracranial responses were observed in patients with either measurable or unmeasurable CNS lesions across all doses, including complete intracranial responses in patients who previously received the brain-penetrant TKI lorlatinib. No CNS progression was observed among all confirmed CNS responders.

NVL-655 was well-tolerated with a preliminary safety profile that was favorable and consistent with its ALK-selective, TRK-sparing design. Among the 133 patients treated at all doses, the most frequent TRAEs were ALT increase (34%), AST increase (30%), constipation (16%), dysgeusia (13%), and nausea (12%). Among these most frequent TRAEs, 13% of patients experienced grade 3

ALT increase, one patient experienced grade 4 ALT increase, and 9% of patients experienced grade 3 AST increase. Transaminase elevations were generally transient and reversible. Discontinuations due to TRAEs occurred in 2% of patients and dose-reductions occurred in 15% of patients. A maximum tolerated dose was not identified.

We believe these preliminary data demonstrate the potential for NVL-655 to address a medical need for the third-line treatment of ALK-positive NSCLC where no approved therapies have demonstrated clinical benefit, and to provide a differentiated option in the second line. The ongoing Phase 2 portion of the ALKOVE-1 clinical trial is designed with registrational intent for TKI pre-treated patients with ALK-positive NSCLC. Between February 2024 and September 1, 2024, 229 patients were enrolled in the Phase 2 portion of the ALKOVE-1 trial and we expect to report pivotal data in 2025.

Additionally, we believe that these data in heavily pre-treated patients could have the potential to translate to deep, durable responses in the front-line setting. In the first half of 2025, we plan to initiate a Phase 3 clinical trial, which we refer to as the ALKAZAR trial, with registrational intent for TKI-naïve patients. The ALKAZAR trial will be a global, randomized, controlled trial designed to evaluate NVL-655 versus the current standard of care for the treatment of patients with TKI-naïve ALK-positive NSCLC. Patients will be randomized 1:1 to receive NVL-655 monotherapy or ALECENSA® (alectinib) monotherapy, reflecting input from collaborating physician-scientists and alignment with the FDA. The ALKAZAR trial is designed to enroll approximately 450 patients with TKI-naïve ALK-positive NSCLC. The primary endpoint is progression free survival (PFS) based on Blinded Independent Central Review (BICR). Secondary endpoints include overall survival, PFS based on investigator’s assessment, time to intracranial response, and BICR assessment of IC-ORR, intracranial DOR, ORR, DOR, time to intracranial progression, and safety.

NVL-330

Our third product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2 mutations occurring through deletions, insertions, or duplications (collectively, known as HER2 Exon 20 Insertions, or HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor (EGFR). Preclinical data, including those recently presented at the AACR Annual Meeting in April 2024, have shown that NVL-330 inhibited HER2ex20 in cell-based assays, was brain penetrant and was selective for HER2ex20 over the structurally related wild-type EGFR.

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

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $186.0 million for the nine months ended September 30, 2024, and $126.2 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $472.3 million. We expect to incur significant expenses and operating losses at an increasing rate for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

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

As a result, we may need additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.2 billion, including $540.1 million of net proceeds from an underwritten public offering in September 2024. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. See “—Liquidity and Capital Resources.”

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

We expect that our research and development expenses will increase substantially as we continue to advance zidesamtinib, NVL-655, and NVL-330 in clinical development, and expand our discovery, research and preclinical activities in the near term and in the future. Although the Phase 2 portions of our ARROS-1 and ALKOVE-1 clinical trials and the HEROEX-1 Phase 1 clinical trial are ongoing and we plan to initiate the ALKAZAR Phase 3 clinical trial in the first half of 2025, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Other income (expense)

Change in fair value of related party revenue share liability

We have a revenue sharing agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the company, to pay Deerfield a fixed low single digit percentage rate of net sales of certain commercial products. We account for the liability to Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss.

Interest income and other income (expense), net

Interest income and other income (expense), net consists of interest income earned on our cash, cash equivalents and marketable securities and other income (expense) unrelated to our core operations.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses
Research and development	$60,551	$29,611	$30,940
General and administrative	15,780	9,172	6,608
Total operating expenses	76,331	38,783	37,548
Loss from operations	(76,331)	(38,783)	(37,548)
Other income (expense)
Change in fair value of related party revenue share liability	(16,600)	—	(16,600)
Interest income and other income (expense), net	8,626	5,138	3,488
Total other income (expense), net	(7,974)	5,138	(13,112)
Loss before income taxes	(84,305)	(33,645)	(50,660)
Income tax provision	40	—	40
Net loss	$(84,345)	$(33,645)	$(50,700)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Direct research and development expenses by program:
Zidesamtinib	$18,141	$5,803	$12,338
NVL-655	20,770	11,442	9,328
NVL-330	1,541	2,113	(572)
Discovery programs	2,086	1,707	379
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	15,984	7,777	8,207
Other	2,029	769	1,260
Total research and development expenses	$60,551	$29,611	$30,940

Research and development expenses were $60.6 million for the three months ended September 30, 2024, compared to $29.6 million for the three months ended September 30, 2023. The increase in direct research and development expenses related to zidesamtinib of $12.3 million was primarily due to increased manufacturing costs and costs related to the Phase 2 portion of the ARROS-1 clinical trial. The increase in direct research and development expenses related to NVL-655 of $9.3 million was primarily due to increased manufacturing costs and costs related to the Phase 2 portion of the ALKOVE-1 clinical trial. The increase in personnel-related expenses of $8.2 million was primarily due to an increase of $5.3 million in stock-based compensation expense and an increase in headcount. For the three months ended September 30, 2024 and 2023, stock-based compensation expense was $8.3 million and $3.0 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Personnel-related (including stock-based compensation)	$10,209	$6,023	$4,186
Professional and consultant fees	3,058	1,455	1,603
Insurance and other	2,513	1,694	819
Total general and administrative expenses	$15,780	$9,172	$6,608

General and administrative expenses for the three months ended September 30, 2024, were $15.8 million compared to $9.2 million for the three months ended September 30, 2023. The increase in personnel-related expenses of $4.2 million was primarily due to an increase of $3.3 million in stock-based compensation expense and an increase in headcount. For the three months ended September 30, 2024 and 2023, stock-based compensation expense was $7.2 million and $3.8 million, respectively.

Other income (expense)

Change in fair value of related party revenue share liability

The change in fair value of the related party revenue share liability for the three months ended September 30, 2024, was $16.6 million, due to changes in certain assumptions related to the probability of product approval and the timing thereof, as well as the probability and timing of sales forecasts. There was de minimis change in fair value for the three months ended September 30, 2023.

Interest income and other income (expense), net

Interest income and other income (expense), net for the three months ended September 30, 2024 and 2023, consisted primarily of interest income of $8.7 million and $5.0 million, respectively. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses
Research and development	$148,351	$77,658	$70,693
General and administrative	45,718	25,397	20,321
Total operating expenses	194,069	103,055	91,014
Loss from operations	(194,069)	(103,055)	(91,014)
Other income (expense)
Change in fair value of related party revenue share liability	(16,600)	—	(16,600)
Interest income and other income (expense), net	25,269	15,128	10,141
Total other income (expense), net	8,669	15,128	(6,459)
Loss before income taxes	(185,400)	(87,927)	(97,473)
Income tax provision	593	—	593
Net loss	$(185,993)	$(87,927)	$(98,066)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Direct research and development expenses by program:
Zidesamtinib	$43,393	$17,711	$25,682
NVL-655	44,697	20,731	23,966
NVL-330	5,251	9,055	(3,804)
Discovery programs	6,636	6,568	68
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	43,390	21,676	21,714
Other	4,984	1,917	3,067
Total research and development expenses	$148,351	$77,658	$70,693

Research and development expenses were $148.4 million for the nine months ended September 30, 2024, compared to $77.7 million for the nine months ended September 30, 2023. The increase in direct research and development expenses related to zidesamtinib of $25.7 million was primarily due to increased manufacturing costs and costs related to the Phase 2 portion of the ARROS-1 clinical trial. The increase in direct research and development expenses related to NVL-655 of $24.0 million was primarily due to increased manufacturing costs and costs related to the Phase 2 portion of the ALKOVE-1 clinical trial. The decrease in direct research and development expenses related to NVL-330 of $3.8 million was primarily due to decreased manufacturing and preclinical development costs, partially offset by costs related to the HEROEX-1 Phase 1 clinical trial. The increase in personnel-related expenses of $21.7 million was primarily due to an increase of $14.1 million in stock-based compensation expense and an increase in headcount. For the nine months ended September 30, 2024 and 2023, stock-based compensation expense was $22.3 million and $8.2 million, respectively. The increase in other expenses of $3.1 million was primarily due to increased consulting fees to support our research and development efforts.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Personnel-related (including stock-based compensation)	$31,236	$16,053	$15,183
Professional and consultant fees	7,735	4,000	3,735
Insurance and other	6,747	5,344	1,403
Total general and administrative expenses	$45,718	$25,397	$20,321

General and administrative expenses for the nine months ended September 30, 2024, were $45.7 million compared to $25.4 million for the nine months ended September 30, 2023. The increase in personnel-related expenses of $15.2 million was primarily due to an increase of $12.3 million in stock-based compensation expense and an increase in headcount. For the nine months ended September 30, 2024 and 2023, stock-based compensation expense was $22.2 million and $9.9 million, respectively. The increase in professional and consultant fees of $3.7 million was primarily due to increased accounting, legal and other consulting fees.

Other income (expense)

Change in fair value of related party revenue share liability

The change in fair value of the related party revenue share liability for the nine months ended September 30, 2024, was $16.6 million, due to changes in certain assumptions related to the probability of product approval and the timing thereof, as well as the probability and timing of sales forecasts. There was de minimis change in fair value for the nine months ended September 30, 2023.

Interest income and other income (expense), net

Interest income and other income (expense), net for the nine months ended September 30, 2024 and 2023, consisted primarily of interest income of $25.3 million and $15.1 million, respectively. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from product sales for several years, if at all. Through September 30, 2024, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes (which converted to convertible preferred stock in 2018), debt financing from stockholders (which was settled with convertible preferred stock in February 2021) and proceeds from the sale of common stock in our public offerings. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.2 billion and accounts payable and accrued expenses of $51.1 million.

In September 2024, we issued and sold 5,750,000 shares of our Class A common stock in an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 750,000 shares of our Class A common stock, at a public offering price of $100.00 per share. We received net proceeds of $540.1 million, after deducting equity issuance costs, underwriting discounts, and commissions.

In August 2022, we entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. In October 2022, we entered into Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that we may sell under the ATM Facility to $135.0 million. As of September 30, 2024, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(123,064)	$(69,530)
Net cash used in investing activities	(403,469)	(87,266)
Net cash provided by financing activities	560,390	3,424
Net increase (decrease) in cash and cash equivalents	$33,857	$(153,372)

Operating activities

During the nine months ended September 30, 2024, operating activities used $123.1 million of cash, resulting from our net loss of $186.0 million adjusted for non-cash items, including stock-based compensation expense of $44.4 million, net accretion on marketable securities of $9.7 million and change in fair value of related party revenue share liability of $16.6 million, and net cash provided by changes in our operating assets and liabilities of $11.6 million. The increase in our net loss was primarily due to increased manufacturing and clinical trial costs to support the development of our product candidates and increased personnel-related expenses due to the growth of our company, partially offset by increased interest income due to an increase in cash, cash equivalents and marketable securities. Net cash provided by changes in our operating assets and liabilities was due to an increase in accounts payable and accrued expenses of $19.7 million, partially offset by increases in prepaid expenses and other current assets of $4.8 million and other assets of $3.3 million.

During the nine months ended September 30, 2023, operating activities used $69.5 million of cash, resulting from our net loss of $87.9 million adjusted for non-cash items, including stock-based compensation expense of $18.1 million and net accretion on marketable securities of $8.0 million, and net cash provided by changes in our operating assets and liabilities of $8.3 million. Net cash provided by changes in our operating assets and liabilities was due to an increase in accounts payable and accrued expenses of $8.5 million and a decrease in prepaid expenses and other current assets of $0.7 million, partially offset by an increase in other assets of $0.8 million.

Changes in accounts payable, accrued expenses, prepaid expenses and other current assets, and other assets were generally due to growth in our business, the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2024, net cash used in investing activities was $403.5 million, primarily due to purchases of marketable securities of $712.5 million, partially offset by proceeds from maturities of marketable securities of $308.0 million.

During the nine months ended September 30, 2023, net cash used in investing activities was $87.3 million, due to purchases of marketable securities of $292.8 million, partially offset by proceeds from maturities of marketable securities of $205.5 million.

Financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $560.4 million, primarily due to proceeds from an underwritten public offering of $540.5 million, net of underwriting discounts and commissions, and proceeds from the exercise of common stock options of $20.4 million.

During the nine months ended September 30, 2023, net cash provided by financing activities was $3.4 million, primarily due to proceeds from the exercise of common stock options of $3.5 million.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.2 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2023 Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2023 Form 10-K, except as noted below.

Related party revenue share liability

We account for the related party revenue share liability with Deerfield at fair value. The revenue sharing agreement with Deerfield obligates us to pay a fixed low single digit percentage rate of net sales of certain commercial products. Each reporting period, we remeasure the liability to estimated fair value using a discounted cash flow model based on the most recent assumptions related to the probability and timing of product approval, future product revenues and discount rate. The estimated fair value as of September 30, 2024 and December 31, 2023 was determined to be $16.6 million and de minimis, respectively. Changes in fair value each reporting period are recognized as a component of other income (expense) in the statements of operations and comprehensive loss. We have not had any net sales and, as a result, have not paid any amounts under this obligation.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our cash, cash equivalents and marketable securities. As of September 30, 2024 we had $369.2 million in cash and cash equivalents and $799.1 million in marketable securities classified as available-for-sale securities. We invest our excess cash in money market funds, commercial paper, corporate bonds, government and agency securities and U.S. treasury bills. We mitigate credit risk by maintaining a diversified portfolio, placing our cash with high credit quality financial institutions and limiting the amount of investment exposure as to maturity and investment type according to our investment policy. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2024, we were not party to any material legal proceedings.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $186.0 million for the nine months ended September 30, 2024, and $126.2 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $472.3 million. We have not yet completed any Phase 2 or Phase 3 clinical trials. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We may require additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs, future commercialization efforts, product development or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We have initiated Phase 1/2 clinical trials for our parallel lead programs, zidesamtinib and NVL-655, and a Phase 1 clinical trial for our third product candidate, NVL-330. We plan to initiate a Phase 3 clinical trial for NVL-655 in the first half of 2025. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We also continue to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding in order to continue our operations.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of the date of this Quarterly Report will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Advancing the development of zidesamtinib, NVL-655, NVL-330 and our discovery programs will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds.

We may be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We have initiated Phase 1/2 clinical trials of zidesamtinib and NVL-655 and a Phase 1 clinical trial of NVL-330. We plan to initiate a Phase 3 clinical trial for NVL-655 in the first half of 2025. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Before obtaining marketing approval from the FDA of zidesamtinib, NVL-655 or NVL-330 or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We have initiated Phase 1/2 clinical trials of zidesamtinib and NVL-655 and a Phase 1 clinical trial of NVL-330. We plan to initiate a Phase 3 clinical trial for NVL-655 in the first half of 2025. An IND submission must become effective prior to initiating any clinical trials in the U.S. for any of our future product candidates.

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

If significant adverse events are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse events. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause adverse events that prevented their further development. Even if the adverse events do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable adverse events may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtain marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Contaminations can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

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
•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a Risk Evaluation and Mitigation Strategy (REMS), if any, which may not be required of alternative treatments and competitor products;
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

Our product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

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

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of approving a New Drug Application (NDA), or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with current good manufacturing practices (cGMP) and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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
•
revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA, EMA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product’s approved labeling, or in other jurisdictions for uses that differ from the labeling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label uses, the FDA, EMA and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labeling, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

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

If we are required by the FDA, EMA or a comparable regulatory authority to obtain clearance or approval of a companion diagnostic test in connection with approval of any of our product candidates, such companion diagnostic test would be used during our more advanced phase clinical trials as well as in connection with the commercialization of our product candidates. To be successful in developing and commercializing product candidates in combination with these companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to ensuring the safe and effective use of a novel therapeutic product or new indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared. In certain circumstances (for example, when a therapeutic product is intended to treat a serious or life-threatening condition for which no satisfactory available therapy exists or when the labeling of an approved product needs to be revised to address a serious safety issue), however, the FDA may approve a therapeutic product without the prior or contemporaneous marketing authorization of a companion diagnostic. In this case, approval of a companion diagnostic may be a post-marketing requirement or commitment.

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

With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed), and use expedited procedures to withdraw accelerated approval of an NDA or biologics license application after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

As of September 30, 2024, we had 127 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2024, we had 127 full-time employees, including 97 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our data, given their size and complexity and the increasing amount of information maintained on our internal information technology systems and external processing and storage systems (i.e., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. The risk of a security breach or disruption through cyber-attacks has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. For example, companies have experienced an increase in phishing and social engineering attacks from third parties. Also, a majority of our employees are working remotely. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cybersecurity or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems.

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

More recently, geopolitical tensions between the U.S. and China have led to a growing focus of U.S. lawmakers on the role Chinese companies play with respect to the U.S. biopharmaceutical sector. Like many other life sciences companies, we contract with certain Chinese companies that could be impacted by proposed U.S. legislation called the BIOSECURE Act. The BIOSECURE Act is, among other things, aimed at discouraging federal contracting with certain Chinese biotechnology companies for biotechnology equipment or services. While the BIOSECURE Act has not yet become law, we use certain Chinese service providers that would likely be impacted by the proposed legislation, if enacted. As a result, we may be required or decide to reduce the amount of business we do with them or terminate one or more of these relationships altogether. We maintain other service providers for similar services, but if we are required to change or terminate our Chinese service providers for any reason, we would be required to verify that any new provider maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The complexity of the transition process may impact the timing and our ability to secure replacement providers. Delays associated with the diligence, verification and onboarding processes could negatively affect our ability to develop our product candidates in a timely manner or within budget, which could materially adversely affect our business, financial condition and results of operations.

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
•
the impact of pandemics or other public health emergencies, natural disasters and geopolitical events on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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

Our success depends in large part on our ability to obtain and maintain protection of the intellectual property rights we own (either solely and jointly with others), or may in the future license from third parties (in particular, worldwide patents relating to any proprietary technology and product candidates we develop). We seek to protect our proprietary position by filing patent applications in the U.S. and select other countries related to our technologies and product candidates that are important to our business and by in-licensing intellectual property related to such technologies and product candidates. We do not yet have issued patents for all of our most advanced product candidates in all markets in which we may commercialize them, but we continue to actively pursue patent protection for our technology and product candidates in certain jurisdictions around the world. However, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, or the methods of use or manufacture of those products. If we are unable to obtain and maintain meaningful patent protection in jurisdictions important to our business for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, or other proprietary technologies, our business, financial condition, results of operations and prospects could be adversely affected.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate patents or other intellectual property that we own or license. As a result, we or our future licensors may need to file infringement, misappropriation or other intellectual property claims, which can be expensive and time-consuming. Any claims we assert against others could provoke them to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property rights. Our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on the extent to which we obtain and enforce patent claims that cover our technology, inventions, and improvements.

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

In addition, interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications or any future patents. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be adversely affected if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise funds as needed to continue our clinical trials, continue our discovery programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

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
•
the failure of third-party contractors to comply with applicable regulatory requirements, including cGMP;
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

Our drug development programs and the potential commercialization of our product candidates may require additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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

Failure to secure additional financing, as needed, in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. For example, in September 2024, we issued and sold 5,750,000 shares of Class A common stock in an underwritten public offering. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through future strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended September 30, 2024.

Amendments to Executive Officer Employment Agreements

On November 5, 2024, our board of directors, in accordance with the recommendation of the compensation committee of our board of directors after consultation with the compensation committee’s compensation consultant, approved the entry by our company into amendments to the employment agreements with each of our executive officers, including James R. Porter, Ph.D., our chief executive officer, and our other named executive officers (collectively, the “Other NEOs”), to increase the period for severance payments and benefits continuation to such executive officers in connection with certain terminations following a change in control of our company, as follows:

•
in the case of Dr. Porter, the number of months of base salary payable as severance and the period for benefits continuation was increased from 18 months to 24 months; and
•
in the case of the Other NEOs, the number of months of base salary payable as severance and the period for benefits continuation was increased from 12 months to 18 months.

Additionally, the employment agreement amendments add a provision pursuant to which the executives acknowledge the compensation recovery policy we adopted in accordance with Nasdaq Rule 5608.

The employment agreement amendments do not otherwise amend the terms of Dr. Porter’s or our Other NEOs employment agreements with the company, copies of which are filed as exhibits to our 2023 Form 10-K.

The amendment to Dr. Porter’s employment agreement and the updated Form of Executive Employment Agreement are attached hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference. The descriptions herein of such agreements are qualified in their entirety by reference to the full text thereof.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	001-40671	3.1	6/16/2023

3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40671	3.2	3/16/2023

10.1#	Amendment to Employment Agreement, dated as of November 5, 2024, by and between the Registrant and James R. Porter					X

10.2#	Form of Executive Employment Agreement					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or any compensatory plan, contract or arrangement.

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

NUVALENT, INC.

Date: November 12, 2024	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)