Form 10-K
period 2024-12-31
Nuvalent, Inc.
filed 2025-02-27
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________________________

FORM 10-K

_____________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-40671

_____________________________________________________

NUVALENT, INC.

(Exact name of registrant as specified in its charter)

_____________________________________________________

Delaware	81-5112298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Broadway, 14th Floor Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 357-7000

_____________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	NUVL	The Nasdaq Global Select Market

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

Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was a closing price of $75.86 per share on June 28, 2024, as reported on the Nasdaq Global Select Market, the aggregate market value of its Class A common stock and Class B common stock held by non-affiliates was approximately $2.6 billion.

As of February 20, 2025, there were 66,162,666 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 5,435,254 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Nuvalent, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (Annual Report) of Nuvalent, Inc. contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report include, among other things, statements about:

•
the initiation, timing, progress, results, and costs of our zidesamtinib (NVL-520), neladalkib (NVL-655), NVL-330 and discovery programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, alignment with the U.S. Food and Drug Administration (FDA) regarding the design of trials, and when the results of the studies or trials will become available;
•
the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidates;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug applications (INDs), New Drug Applications (NDAs), and final FDA approval of our current product candidates or any future product candidates;
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
•
our ability to maintain and further develop the specific shipping, storage, handling and administration of zidesamtinib, neladalkib and NVL-330 at clinical sites;
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
•
Our future prospects are substantially dependent on zidesamtinib (NVL-520), neladalkib (NVL-655) and NVL-330. If we are unable to advance these product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed;
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
•
In addition to zidesamtinib, neladalkib and NVL-330, our prospects depend in part upon discovering, developing and commercializing additional product candidates from our discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability;
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

v

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

In January 2024, we announced our “OnTarget 2026” operating plan to guide efforts towards having our first potential approved product in 2026. In September 2024, we announced achievement of all of the 2024 milestones originally laid out in the OnTarget 2026 operating plan. We subsequently announced anticipated milestones for 2025.

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

At the European Society for Medical Oncology (ESMO) Congress in September 2024, we presented updated data from the Phase 1 dose-escalation portion of the ARROS-1 clinical trial based on a data cut-off date on July 1, 2024. Data presented showed that treatment with zidesamtinib resulted in durable clinical responses in heavily pre-treated patients with ROS1-positive NSCLC, including in subgroups of patients who had likely exhausted all available therapies, including lorlatinib and/or repotrectinib, had a history of brain metastases, or had the G2032R resistance mutation. Additionally, zidesamtinib was well-tolerated with a preliminary safety profile that was favorable and consistent with its ROS1-selective, tropomyosin receptor kinase (TRK)-sparing design.

Between September 2023 and December 31, 2024, 326 patients were enrolled in the Phase 2 portion of the ARROS-1 clinical trial. We periodically review data from the ARROS-1 clinical trial to provide progress updates on the trial’s status and to form the basis for engagement with the FDA on, among other things, the appropriate amount of information that may be sufficient to support an NDA submission. We expect to report topline pivotal data for TKI pre-treated patients with advanced ROS1-positive NSCLC in the first half of 2025 in support of an anticipated NDA submission by mid-year 2025, with an initial target indication of TKI pre-treated patients with advanced ROS1-positive NSCLC. We plan to continue engagement with the FDA on accelerated opportunities towards a potential line-agnostic indication supported by the ongoing TKI-naïve cohort in the Phase 2 portion of the ARROS-1 trial.

Neladalkib (NVL-655)

Our second lead product candidate, neladalkib (NVL-655), is being developed for patients with anaplastic lymphoma kinase (ALK)-positive NSCLC. Neladalkib is a brain-penetrant ALK-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of first-generation (1G; crizotinib), second-generation (2G; ceritinib, alectinib, or brigatinib), and third-generation (3G; lorlatinib) ALK inhibitors. Neladalkib has received FDA Breakthrough Therapy designation for the treatment of patients with locally advanced or metastatic ALK-positive NSCLC who have been previously treated with two or more ALK TKIs, and orphan drug designation for ALK-positive NSCLC.

Our ALKOVE-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating neladalkib as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. Dosing was initiated in the Phase 1 portion of the ALKOVE-1 clinical trial in June 2022. From June 2022 to February 2024, the Phase 1 portion of the ALKOVE-1 trial enrolled 133 patients (131 NSCLC, 2 other solid tumors).

In February 2024, we announced the initiation of the Phase 2 portion of the ALKOVE-1 clinical trial, following alignment with the FDA on a RP2D of 150 mg QD. The Phase 2 portion of the ALKOVE-1 clinical trial is designed to evaluate the safety and activity of neladalkib in several expansion cohorts of patients defined based on the number and type of prior anti-cancer therapies they have received. The Phase 2 cohorts are designed with registrational intent for TKI pre-treated patients with ALK-positive NSCLC and to enable preliminary evaluation for patients with ALK-positive NSCLC who are TKI-naïve.

At the ESMO Congress in September 2024, we presented updated data from the Phase 1 dose-escalation portion of the ALKOVE-1 clinical trial, based on a data cut-off date of June 15, 2024. Data presented showed that treatment with neladalkib resulted in durable clinical responses in heavily pre-treated patients with ALK-positive NSCLC, including in subgroups of patients who had likely exhausted all available therapies, including lorlatinib, had a history of brain metastases, or had single or compound ALK resistance mutations. Additionally, neladalkib demonstrated a favorable preliminary safety profile consistent with its ALK-selective, TRK-sparing design.

Between February 2024 and December 31, 2024, 463 patients were enrolled in the Phase 2 portion of the ALKOVE-1 clinical trial. We expect to report pivotal data for TKI pre-treated patients with advanced ALK-positive NSCLC by year-end 2025.

We believe that the previously presented data in heavily pre-treated patients could have the potential to translate to deep, durable responses in the front-line setting. In the first half of 2025, we plan to initiate a Phase 3 clinical trial, which we refer to as the ALKAZAR trial, with registrational intent for TKI-naïve patients. The ALKAZAR trial will be a global, randomized, controlled trial designed to evaluate neladalkib versus the current standard of care for the treatment of patients with TKI-naïve ALK-positive NSCLC. Patients will be randomized 1:1 to receive neladalkib monotherapy or ALECENSA® (alectinib) monotherapy, reflecting input from collaborating physician-scientists and alignment with the FDA. The ALKAZAR trial is designed to enroll approximately 450 patients with TKI-naïve ALK-positive NSCLC. The primary endpoint is progression free survival (PFS) based on Blinded Independent Central Review (BICR). Secondary endpoints include overall survival, PFS based on investigator’s assessment, time to intracranial response, and BICR assessment of intracranial objective response rate (IC-ORR), intracranial duration of response (IC-DOR), objective response rate (ORR), duration of response (DOR), time to intracranial progression, and safety.

NVL-330

Our third product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2 mutations and alterations, including HER2 exon 20 insertion mutations (HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor receptor (EGFR). Preclinical data have shown that NVL-330 inhibited a broad range of HER2 oncogenic alterations, including HER2ex20, in cell-based assays, was brain penetrant and was selective for HER2 oncogenic alterations over the structurally related wild-type EGFR.

We are currently enrolling patients in the HEROEX-1 clinical trial, a Phase 1a/1b, multicenter, open-label, dose-escalation and expansion trial evaluating NVL-330 in pre-treated patients with advanced HER2-altered NSCLC, including those with HER2ex20 mutations. In July 2024, we announced that the first patient was dosed with NVL-330 in the HEROEX-1 trial. The HEROEX-1 trial is evaluating the overall safety and tolerability of NVL-330. Additional objectives include determination of the RP2D, characterization of the pharmacokinetic profile, and preliminary evaluation of anti-tumor activity.

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

Figure 1. Our pipeline of kinase inhibitor product candidates

LEAD INDICATION	PRODUCT CANDIDATE	DISCOVERY	IND ENABLING	PHASE 1	PHASE 2	PHASE 3	WORLDWIDE RIGHTS
ROS1 NSCLC	Zidesamtinib (NVL-520)	***Open & Enrolling:*** Phase 2 portion of Phase 1/2 trial			ARROS-1		Nuvalent
ALK NSCLC	Neladalkib (NVL-655)	***Open & Enrolling:*** Phase 2 portion of Phase 1/2 trial			ALKOVE-1		Nuvalent
		Planned Initiation 1H 2025: Randomized Phase 3 trial vs. alectinib (TKI-naïve)				ALKAZAR	
HER2 NSCLC	NVL-330	***Open & Enrolling:*** Phase 1a/1b trial		HEROEX-1			Nuvalent
Undisclosed Targets		***Additional Discovery Research Programs Ongoing***					Nuvalent

Zidesamtinib (NVL-520, ROS1-Selective inhibitor)

ROS1 rearrangements occur in up to approximately 3% of metastatic NSCLCs. At the time of diagnosis, up to 40% of these patients present with accompanying brain metastases. Beyond NSCLC, ROS1 rearrangements have also been reported across a wide range of solid tumors as well as lymphoma.

There are three FDA approved TKIs for the treatment of patients with ROS1-positive NSCLC: Xalkori (crizotinib), Rozlytrek (entrectinib), and Augtyro (repotrectinib). Additional treatment options for patients who are TKI pre-treated include the TKI lorlatinib, recommended for use according to the National Comprehensive Cancer Network (NCCN) guidelines, chemotherapy with or without immunotherapy, or experimental therapies in clinical trials. The current standard of care for TKI-naïve patients with ROS1-positive NSCLC is crizotinib. As of 2024, Pfizer Inc. (Pfizer) no longer separately reports crizotinib sales but for 2023 reported an estimated $374 million in global net sales across all indications. There is no clear standard of care for TKI pre-treated patients with ROS1-positive NSCLC.

Zidesamtinib is a brain-penetrant ROS1-selective inhibitor designed with the aim to remain active in tumors that have developed resistance to currently available ROS1 inhibitors, including tumors with the prevalent G2032R resistance mutation and those with the S1986Y/F, F2004C, F2004V, L2026M, D2033N, or G2101A resistance mutations. We believe we have optimized zidesamtinib for brain penetrance and ROS1 selectivity to potentially improve treatment options for patients with brain metastases and avoid CNS adverse events related to off-target inhibition of the structurally related TRK family.

We are currently investigating zidesamtinib in the Phase 2 portion of our ARROS-1 clinical trial, a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating zidesamtinib as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors. The Phase 1 dose-escalation portion of ARROS-1 was conducted in patients with advanced ROS1-positive NSCLC or other solid tumors who had received at least one prior ROS1 TKI or any prior therapy, respectively, and evaluated the safety, tolerability and RP2D of zidesamtinib, among other objectives. Upon determination of the RP2D (100 mg QD), the trial transitioned into the ongoing Phase 2 portion designed to evaluate zidesamtinib in patients with advanced ROS1-positive NSCLC and other solid tumors and to support potential registration of zidesamtinib in ROS1-positive patients with NSCLC who are TKI-naïve and who have been previously treated with ROS1 kinase inhibitors.

We expect to report pivotal data for TKI pre-treated patients with advanced ROS1-positive NSCLC in the first half of 2025 in support of an anticipated NDA submission by mid-year 2025, with an initial target indication of TKI pre-treated patients with advanced ROS1-positive NSCLC. We plan to continue engagement with the FDA on accelerated opportunities towards a potential line-agnostic indication supported by the ongoing TKI-naïve cohort in the Phase 2 portion of the ARROS-1 trial.

Neladalkib (NVL-655, ALK-Selective inhibitor)

ALK rearrangements occur in approximately 5% of metastatic NSCLCs. At the time of initial diagnosis, up to 40% of these patients present with accompanying brain metastases. Beyond NSCLC, ALK fusions have also been reported in various other solid tumors as well as lymphoma.

There are six FDA approved TKIs for the treatment of patients with ALK-positive NSCLC: Xalkori (crizotinib), Zykadia (ceritinib), Alecensa (alectinib), Alunbrig (brigatinib), Lorbrena (lorlatinib), and Ensacove (ensartinib). Additional treatment options for patients who are TKI pre-treated include chemotherapy with or without immunotherapy, or experimental therapies in clinical trials. The current standard of care for TKI-naïve patients with ALK-positive NSCLC is alectinib, which had an estimated $1.7 billion in reported global 2024 net sales. Following treatment with alectinib, the current second-line TKI standard of care is lorlatinib with an estimated $731 million in reported global 2024 net sales across all indications. There is no clear third-line TKI standard of care for patients with ALK-positive NSCLC.

Neladalkib is a brain-penetrant ALK-selective inhibitor designed with the aim to remain active in tumors that have developed resistance to first-, second-, and third-generation ALK inhibitors, including tumors with the G1202R (GR) resistance mutation or compound resistance mutations, including G1202R/L1196M (GRLM), G1202R/G1269A (GRGA), or G1202R/L1198F (GRLF). We believe we have optimized neladalkib for brain penetrance and ALK selectivity to potentially improve treatment options for patients with brain metastases and avoid CNS adverse events related to off-target inhibition of the structurally related TRK family.

We are currently investigating neladalkib in the Phase 2 portion of our ALKOVE-1 clinical trial, a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating neladalkib as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. The Phase 1 dose-escalation portion of ALKOVE-1 was conducted in patients with advanced ALK-positive NSCLC or other solid tumors who had received at least one prior ALK TKI or at least one prior systemic anticancer therapy, respectively, and evaluated the safety, tolerability and RP2D of neladalkib, among other objectives. Upon determination of the RP2D (150 mg QD), the trial transitioned into the ongoing Phase 2 portion designed to evaluate neladalkib in patients with advanced ALK-positive NSCLC and other solid tumors, to support potential registration of neladalkib for TKI pre-treated patients with ALK-positive NSCLC, and to enable preliminary evaluation for patients with ALK-positive NSCLC who are TKI-naïve. We expect to report pivotal data for TKI pre-treated patients with advanced ALK-positive NSCLC from the ALKOVE-1 trial by year-end 2025.

In the first half of 2025, we plan to initiate our ALKAZAR Phase 3 clinical trial with registrational intent for TKI-naïve patients. The ALKAZAR trial will be a global, randomized, controlled trial designed to evaluate neladalkib versus the current standard of care, ALECENSA® (alectinib), for the treatment of patients with TKI-naïve ALK-positive NSCLC.

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

NVL-330 is a brain-penetrant HER2-selective inhibitor which we believe we have optimized for selectivity versus the structurally related wild-type EGFR that is associated with dose-limiting side effects including skin rash and gastrointestinal toxicity. We are currently investigating NVL-330 in our ongoing HEROEX-1 clinical trial, a first-in-human Phase 1a/1b, multicenter, open-label, dose-escalation and expansion trial evaluating NVL-330 as an oral monotherapy in pre-treated patients with advanced HER2-altered NSCLC, including those with HER2ex20 mutations.

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

OnTarget 2026 operating plan

OnTarget 2026 delineates our three-year operating plan towards bringing new, potential best-in-class medicines to patients with cancer and is summarized in Figure 2 below. As part of this plan announced in January 2024, we have outlined the following completed 2024 milestones and anticipated 2025 milestones, leading to our first potential approved product in 2026:

•
2024: Execute on Global Registrational Strategies

✓ Progress the Phase 2 portion of the ARROS-1 trial of zidesamtinib in patients with advanced ROS1-positive NSCLC with registrational intent;

✓ Initiate the Phase 2 portion of the ALKOVE-1 trial of neladalkib in patients with advanced ALK-positive NSCLC with registrational intent;

✓ Launch our front-line development strategy for our ALK program;

✓ Present interim data from the ongoing ARROS-1 and ALKOVE-1 clinical trials at medical meetings; and

✓ Initiate a Phase 1 trial for our HER2 program.

•
2025: First Pivotal Data

• Report pivotal data for TKI pre-treated patients with advanced ROS1-positive NSCLC from our ARROS-1 Phase 1/2 trial of zidesamtinib in the first half of 2025;

• Submit an NDA for zidesamtinib, with an initial target indication of TKI pre-treated patients with advanced ROS1-positive NSCLC by mid-year 2025;

• Report pivotal data for TKI pre-treated patients with advanced ALK-positive NSCLC from our ALKOVE-1 Phase 1/2 trial of neladalkib by year-end 2025;

• Initiate the ALKAZAR Phase 3 randomized, controlled trial of neladalkib for TKI-naïve patients with ALK-positive NSCLC in the first half of 2025; and

• Progress the HEROEX-1 Phase 1a/1b trial of NVL-330 for patients with advanced HER2-altered NSCLC.

•
2026: First Approved Product

Figure 2. OnTarget 2026 Operating Plan: The Path to Patient Impact

OnTarget 2026 | The Path to Patient Impact

GOAL:

2024	2025	2026
EXECUTE ON GLOBAL REGISTRATIONAL STRATEGIES	FIRST PIVOTAL DATA	FIRST APPROVED PRODUCT

Anticipated 2025 Milestones:

- Report pivotal data for TKI pre-treated ROS1+ NSCLC from ARROS-1 trial in 1H
- Submit NDA for TKI pre-treated ROS1+ NSCLC by mid-year
- Report pivotal data for TKI pre-treated ALK+ NSCLC from ALKOVE-1 trial by year-end
- Initiate ALKAZAR Phase 3 trial for TKI-naïve ALK+ NSCLC in 1H
- Progress Phase 1a/1b HEROEX-1 trial for HER2-altered NSCLC

Nuvalent

Our team

We have assembled a management team of biopharmaceutical industry veterans with extensive experience in developing novel oncology therapies from research through commercialization. Our team is led by our Chief Executive Officer, James R. Porter, Ph.D., who has over 20 years of experience, including at Infinity Pharmaceuticals, Inc. (Infinity) and Verastem Oncology. Our Chief Financial Officer, Alexandra Balcom, MBA, CPA, has nearly 20 years of industry experience and was previously at SQZ Biotechnologies Company and Agios Pharmaceuticals, Inc. Our Chief Medical Officer, Christopher D. Turner, M.D., has over 20 years of experience in drug development, including at ARIAD Pharmaceuticals, Inc. and Blueprint Medicines Corporation. Our Chief Legal Officer, Deborah Miller, Ph.D., J.D., has over 20 years of legal experience managing the entire pharmaceutical lifecycle from early discovery through litigation, including at Sumitomo Dainippon Pharma America, Inc. and Infinity. Our Chief Development Officer, Darlene Noci, A.L.M., has over 20 years of experience in global drug development in rare diseases and oncology, including at Genzyme Corporation and EMD Serono, the North America biopharma business of Merck KgaA, Darmstadt, Germany. Our Chief Scientific Officer, Henry Pelish, Ph.D., has over 15 years of experience in cancer biology, chemical biology and organic synthesis.

Our seasoned leadership team has broad experience at both large global organizations, including C.H. Boehringer Sohn AG & Ko. KG, Pfizer, Sanofi S.A., EMD Serono, GlaxoSmithKline plc, and BeiGene, Ltd., as well as established biotech companies, including Infinity, Agios Pharmaceuticals Inc., Blueprint Medicines Corporation, and ARIAD Pharmaceuticals, Inc. Together, our leadership team has contributed directly to the regulatory approval of 12 therapies, including five kinase inhibitors, nine oncology therapeutics, and 10 small molecules: CLOLAR®/Evoltra® (clofarabine), FABRAZYME® (agalsidase beta), COPIKTRA® (duvelisib), BRUKINSA® (zanubrutinib), MOZOBIL® (plerixafor injection), BAVENCIO® (avelumab), TIBSOVO® (ivosidenib tablets), TIVICAY® (dolutegravir), ICLUSIG® (ponatinib), GAVRETO™ (pralsetinib), ALUNBRIG® (brigatinib) and PYRUKYND® (mitapivat).

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

Our scientific advisors include additional researchers who publish widely cited research on topics relevant to the study and treatment of cancer, lead clinical units at experienced precision medicine cancer centers in the U.S., and are actively involved in our drug development process and programs. Our accomplished scientific advisory board includes:

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
•
Alexander Drilon, M.D., clinical advisor, Memorial Sloan Kettering;
•
Aaron Hata, M.D., Ph.D., translational research advisor, Massachusetts General Hospital;
•
Nancy Kohl, Ph.D., translational research advisor, independent consultant; and
•
Alice T. Shaw, M.D., Ph.D., clinical advisor, Dana-Farber Cancer Institute.

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

Our strategy

Our goal is to be a leading biopharmaceutical company that translates our deep expertise in structure-based drug design to discover, develop, and deliver novel, selective therapeutics that enable durable responses for patients with cancer. The key elements of our strategy include:

•
Advance zidesamtinib, our first lead product candidate and a differentiated ROS1-selective inhibitor, through the Phase 2 portion of our ARROS-1 study designed to support potential regulatory approval. Clinical investigation of zidesamtinib is ongoing in the Phase 2 portion of our ARROS-1 study, a first-in-human Phase 1/2 clinical trial investigating zidesamtinib in advanced ROS1-positive NSCLC and other solid tumors. Zidesamtinib has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive NSCLC who have previously been treated with two or more prior ROS1 TKIs. We plan to engage with regulators to discuss whether we may qualify for any additional expedited drug development pathways.
•
Advance the ongoing clinical development of neladalkib, our second lead product candidate, a differentiated ALK-selective inhibitor, through the Phase 2 portion of our ALKOVE-1 study designed to support potential regulatory approval for patients with TKI pre-treated ALK-positive NSCLC. Clinical investigation is ongoing in the Phase 2 portion of our ALKOVE-1 study, a first-in-human Phase 1/2 clinical trial investigating neladalkib in advanced ALK-positive NSCLC and other solid tumors. Neladalkib has received FDA Breakthrough Therapy designation for the treatment of patients with locally advanced or metastatic ALK-positive NSCLC who have been previously treated with two or more ALK TKIs. Pending supportive data, we plan to engage with regulators to discuss whether we may qualify for any additional expedited drug development pathways.
•
Initiate and progress the planned ALKAZAR Phase 3 randomized, controlled trial of neladalkib versus ALECENSA® (alectinib), designed to support potential regulatory approval for patients with TKI-naïve ALK-positive NSCLC. Initiation of the ALKAZAR trial is anticipated in the first half of 2025.
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
•
Continue to partner with physician-scientists to characterize current and emerging medical needs for patients and the limitations of existing therapies. We prioritize clinically proven kinase targets where clear remaining or emerging medical needs for patients can be defined by our physician-scientist partners, and where we believe those needs can be addressed through the design of highly selective small molecule inhibitors. Combining clinical insight with our drug design capabilities and our development expertise, we seek to meet real-world medical needs through the development of detailed product profiles and well-defined selection criteria. We believe this approach maximizes our opportunity to address the challenges of existing therapies and develop molecules that achieve deep, durable responses with minimal adverse events.

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

Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future, and we cannot predict what the standard of care will be as our product candidates progress through clinical development. We believe the key competitive factors affecting the success of all of our programs are likely to be efficacy, including DOR, safety, and patient convenience. Potentially competitive therapies fall primarily into the following groups of treatment:

•
traditional cancer therapies, including surgery, radiation, and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods;
•
approved kinase inhibitors, including FDA approved ROS1 TKIs (Xalkori, Rozlytrek, and Augtyro, marketed by Pfizer, Roche and Bristol-Myers Squibb Company, respectively), and FDA approved ALK TKIs (Xalkori, Zykadia, Alecensa, Alunbrig, Lorbrena and Ensacove, marketed by Pfizer, Novartis AG, Chugai Pharmaceutical Co. Ltd./Roche, Takeda Pharmaceutical Company Limited, Pfizer, and Xcovery Holdings, Inc., respectively);
•
one ROS1 TKI program in clinical trials being developed by Nuvation Bio, Inc;
•
ALK TKIs in clinical development;
•
HER2ex20 TKIs in clinical development;
•
TKIs not approved but recommended for use in the NCCN guidelines; and
•
other therapies targeting kinases, including antibody or antibody-drug conjugate approaches, that are approved or in clinical development.

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

Revenue Sharing Agreements

Revenue Sharing Agreement with Deerfield

We are party to an Amended and Restated Revenue Sharing Agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, Deerfield) pursuant to which we are obligated to pay Deerfield a fixed low single-digit percentage rate of net sales of certain commercial products discovered, identified or generated by the Company during the period commencing on February 2, 2017 and ending on the date that is the earlier of (i) five years after Deerfield’s last investment in our capital stock and (ii) the fifth anniversary of our initial public offering (IPO). Any payments in respect of such products would be through the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country. To date, we have not recorded any net sales and, as a result, have not paid any amounts under this agreement. There are no upfront fees or milestone payments required to be paid by us under this agreement.

Revenue Sharing Agreement with our scientific founder

We are party to an Amended and Restated Revenue Sharing Agreement with our scientific founder and director, Matthew Shair, Ph.D., pursuant to which we are obligated to pay Dr. Shair a fixed low single-digit percentage rate of net sales of certain commercial products that either have a mechanism of action of (i) ROS1 inhibition and contain zidesamtinib or a backup compound substituted therefore in the event of a product development failure or (ii) ALK inhibition and contain neladalkib or a backup compound substituted therefore in the event of a product development failure, in each case through the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country. To date, we have not recorded any net sales and, as a result, have not paid any amounts under this agreement. There are no upfront fees or milestone payments required to be paid by us under this agreement.

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

We wholly own Patent Cooperation Treaty (PCT) applications, U.S. patent applications, U.S. patents, U.S. provisional patent applications, foreign patents, and foreign patent applications relating to our lead and planned product candidates. We strive to protect our proprietary position by, among other methods, filing patent applications in the U.S. and in jurisdictions outside of the U.S. directed to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position in the field of oncology. Our strategic plans also include reliance on data exclusivity, market exclusivity, and patent term extensions when available.

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

With respect to our ROS1 program, we own two pending PCT patent applications, three pending U.S. patent applications, three issued U.S. patents, one pending U.S. provisional patent application, 61 pending foreign patent applications, and two issued foreign patents directed to compositions of matter for our ROS1 inhibitory compounds (e.g., zidesamtinib) and related solid forms as well as methods of use. Any U.S. or foreign patent that has issued or may issue based on the pending patent applications is expected to expire no earlier than 2041, not including any patent term adjustments or patent term extensions that may be awarded. With respect to our ALK program, we own two pending PCT patent applications, three pending U.S. patent applications, one issued U.S. patent, 59 pending foreign patent applications, and two issued foreign patents directed to compositions of matter for our ALK inhibitory compounds (e.g., neladalkib) and related solid forms as well as methods of use. Any U.S. or foreign patent that may issue based on the pending patent applications is expected to expire no earlier than 2041, not including any patent term adjustments or patent term extensions that may be awarded. With respect to our HER2 program, we own one pending U.S. patent application, one issued U.S. patent, one pending U.S. provisional patent application, and 25 pending foreign patent applications directed to compositions of matter for our HER2 inhibitory compounds (e.g., NVL-330) and related methods of use. Any U.S. or foreign patent that may issue based on the pending patent applications is expected to expire no earlier than 2042, not including any patent term adjustments or patent term extensions that may be awarded.

Our pending and planned applications may not result in issued patents and we cannot provide any assurance that any patents that might be issued in the future will protect our future products or provide us with any competitive advantage. Moreover, U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of the filing of the related provisional patent applications. With regard to our provisional patent applications, if we do not timely file one or more non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and therefore any patent protection on the inventions disclosed in such provisional patent applications. While we intend to timely file one or more non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patent(s) that provide us with any competitive advantage. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Commercialization

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a collaboration partner, in the U.S. and other regions. We have recently begun to establish a commercial infrastructure in preparation for a potential future product launch if one or more of our product candidates receives marketing approval. We intend to build the necessary infrastructure and capabilities over time for the U.S., and potentially other regions. We believe that such a focused sales and marketing organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

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

Currently, active pharmaceutical ingredients (API) (i.e., clinical drug substance) for zidesamtinib, neladalkib and NVL-330 are manufactured in accordance with current good manufacturing practices (cGMPs).

The drug product formulation is being developed with the goal of producing tablets with consistent and immediate release dissolution profiles that can be reproducibly manufactured using automated equipment. All manufacturing activities for zidesamtinib, neladalkib and NVL-330 drug products are performed in accordance with cGMPs. We currently rely on these vendors as single-source contract manufacturing organizations (CMOs).

We are continuing to develop our supply chain for each of our product candidates and have or intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs.

As we advance our product candidates through development and, if approved, into commercialization, we will continue to explore adding additional backup suppliers across the supply chain, including for key starting material, API and drug product for each of our product candidates to protect against any potential supply disruptions.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

However, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on will be able to satisfy our demand in a timely manner and not have supply chain disruptions due to stock-outs or raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced in the past.

Government regulation

The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale, pricing and reimbursement of drug products are extensively regulated by governmental authorities in the U.S. and other countries and jurisdictions, including the European Union (EU). The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to drug product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

U.S. Government Regulation of Drug Products

In the U.S., the FDA approves and regulates human drug products under the Federal Food, Drug, and Cosmetic Act (FDCA). A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is typically referred to as a sponsor. The failure of a sponsor to comply with applicable U.S. requirements may result in FDA delays or refusal to approve pending NDAs, and may subject the sponsor to administrative or judicial sanctions, such as issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or civil or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities.

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
•
payment of user fees pursuant to Prescription Drug User Fee Act (PDUFA);
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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. The FDA will review an IND to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the investigational drug product. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee (DMC). This group provides authorization as to whether or not a trial may move forward at designated checkpoints based on review of available data from the study, to which only the DMC maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DMC determines that the participants or patients are being exposed to an unacceptable health risk.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal trial” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans (DAPs). In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law, because FDORA specifically dictates that the form and manner for submission of DAPs are to be specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025 regarding Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the FDA’s current thinking on best practices for clinical development.

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

Clinical Studies Outside the U.S. in Support of FDA Approval

In connection with our clinical development program, we may have trial sites outside the U.S. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee (IEC) and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. The regulations further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of trial data from clinical trials conducted outside the U.S. in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone, unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval, unless the trial is well-designed and well-conducted in accordance with GCP requirements, and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

The Public Health Service Act grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA.

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

In December 2022, Congress modified certain provisions governing accelerated approval of drug products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner of the FDA or the Commissioner’s designee and a written appeal, among other things.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. While a randomized controlled trial is the preferred approach, the guidance states that there can be circumstances wherein a single-arm trial is appropriate in the development of a drug for accelerated approval. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes the FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

Submission and Filing of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information, and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product to the satisfaction of the FDA. The fee required for the submission and review of an application under PDUFA is substantial (for example, for fiscal year 2025, this application fee is $4,310,002), and the sponsor of an approved application is also subject to an annual program fee, currently set at $403,889 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that if the FDA determines, “based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019 the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. Although the FDA has not yet finalized that guidance, it did issue additional draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical study.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review. Sponsors may request the FDA for a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.

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

We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products, if approved. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act (PIE Act) in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. While this guidance only applies to communications about unapproved uses of approved products, it may be helpful in understanding the FDA’s approach to communications about unapproved products.

If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the U.S. Department of Health and Human Services (HHS), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes products, as well as adverse public relations and reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing

Act (PDMA) was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act became effective in the U.S., mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of regulatory exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory exclusivity for a new drug containing a new chemical entity (NCE). For the purposes of this provision, the FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of regulatory exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year regulatory exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.

Five-year and three-year regulatory exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA; however, a sponsor submitting a traditional NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval (PMA) simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2025 the standard fee is $540,783 and the small business fee is $135,196.

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
•
federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Centers for Medicare & Medicaid Services (CMS) within HHS for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
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

Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.

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

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act (the CAA), which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Appropriation Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

In addition, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP) to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (PhRMA) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted SIP proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation, and Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co., Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution.

Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, and wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our product candidates, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023, which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

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

Clinical Trials

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 (the CTR) became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC (Clinical Trials Directive). The new CTR aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting EU Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or concerned EU Member States. Part II is assessed separately by each concerned EU Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the CTR.

The new CTR did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by the Clinical Trials Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Conditional Approval

In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use)) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention, or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

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

Approval of Companion Diagnostic Devices

In the EU, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements (SPRs) detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745) (MDR), which came into force in May 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the Conformitè Europëenne mark of conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices.

Separately, the regulatory authorities in the EU also adopted a new In Vitro Diagnostic Regulation (Regulation (EU) 2017/746) (IVDR) for In vitro diagnostic medical devices (IVDs). The new regulation replaces the In Vitro Diagnostic Directive (IVDD) 98/79/EC. The IVDR, among other things:

•
strengthens the rules on placing devices on the market and reinforces surveillance once they are available;

•
establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;
•
improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•
establishes a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the EU; and
•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

The IVDR became effective in May 2022. However, it became clear in 2021 that that EU Member States, health institutions and economic operators were not ready to apply the IVDR at that date. The European Commission therefore proposed a progressive or staggered roll-out of the rules of the IVDR. The current transition periods range from May 26, 2025 for high risk IVDs to May 26, 2027 for lower risk IVDs. Certain provisions for devices manufactured and used in health institutions, would apply as of May 26, 2028. These transition periods only apply to so called “legacy devices”, meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework (notably the IVDD). These legacy devices, benefit from the extended transition periods if they fulfil certain conditions, notably (i) that they continue to comply with the rules in force when they were placed on the market for the first time; (ii) that there are no significant changes in the design or intended purpose of the devices; (iii) that the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health and (iv) that no later than May 26, 2025, the manufacturer puts in place a quality management system compliant with the IVDR. For devices requiring an assessment by a notified body, the manufacturer must submit an application to the notified body to transfer the device to the IVDR by May 26, 2025 (class D), 2026 (class C) or 2027 (class B and A sterile IVDs).

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

Brexit and the Regulatory Framework in the United Kingdom

The U.K.’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland, and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by a set of arrangements, known as the “Windsor Framework,” agreed in February 2023.

As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (HMR) as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

As of January 1, 2024, a new international recognition procedure (IRP) applies that intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include the EMA and regulators in the EEA Member States for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a mutual recognition/decentralized positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Employees and Human Capital

As of December 31, 2024, we had 142 full-time employees, of which 107 are engaged in research and development. From time to time, we also retain independent contractors and other service providers to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is positive.

We consider the intellectual capital of our employees to be an essential driver of our business. Our workforce expanded substantially during fiscal 2024; new employees were hired to support our clinical and preclinical pipeline, with additions in our research, clinical development, operations and general and administrative functions. We expect to continue to add additional employees in 2025 with a focus on increasing expertise in clinical and preclinical research and development and commercialization as well as expanding critical capabilities across our organization.

We continually evaluate our business needs and opportunities and strive to balance in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to CROs and drug substance and finished drug product manufacturing to CMOs.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our short-term and long-term incentive programs are to attract, retain and motivate employees and consultants. In addition, through the granting of stock-based compensation awards we seek to align our incentive compensation with the interests of our stockholders. We provide a comprehensive benefits package to help employees manage health, well-being, finances and life outside of work, including health, dental and vision insurance, life insurance, short-term and long-term disability insurance, paid sick leave, a 401(k) plan, a flexible spending account program and paid vacation time. We also strive to build an integrated, cohesive culture and safe work environment, designed so that the organization is structured and aligned to operate efficiently, decision making is timely and effective, and employees are supported, encouraged and motivated to do their best to support our mission and our values.

Information about our Executive Officers (as of February 20, 2025)

Name	Age	Position
James R. Porter, Ph.D.	49	Chief Executive Officer, President and Director
Alexandra Balcom, MBA, CPA	41	Chief Financial Officer and Treasurer
Deborah Miller, Ph.D., J.D.	49	Chief Legal Officer and Secretary
Darlene Noci, A.L.M.	48	Chief Development Officer
Christopher D. Turner, M.D.	57	Chief Medical Officer
Henry E. Pelish, Ph.D.	52	Chief Scientific Officer

James R. Porter, Ph.D., has served as our Chief Executive Officer and President and as a member of our board of directors since February 2020. Prior to that, Dr. Porter served as our Vice President, Product Development from April 2018 to January 2020 and worked as a consultant to the Company from January 2018 to April 2018. From July 2002 to December 2016, Dr. Porter held various roles at Infinity, including most recently as Vice President of Product Development. Over the course of over 14 years at Infinity, he contributed to the research and development programs of six different compounds entering clinical trials. As the duvelisib product development team leader, Dr. Porter led a cross-functional development team from development candidate nomination through NDA submission, resulting in the FDA approval of COPIKTRA® for patients with follicular lymphoma, small lymphocytic lymphoma and chronic lymphocytic leukemia. Following Infinity’s licensing of duvelisib to Verastem, Inc., a biopharmaceutical company (Verastem), Dr. Porter served as Consultant, Product Development at Verastem from January 2017 to December 2017, where he led the transition, product development team and NDA submission for the duvelisib program. Dr. Porter received his B.A. in chemistry at the College of the Holy Cross and his Ph.D. in organic chemistry from Boston College.

Alexandra Balcom, MBA, CPA, has served as our Chief Financial Officer since January 2021. Ms. Balcom brings nearly 20 years of strategic, financial and operational experience in the biotechnology industry to her role. Before joining Nuvalent, she held various roles at SQZ Biotechnologies Company, a biotechnology company, from April 2017 to March 2021, including Vice President of Finance, where she was responsible for strategic planning, finance and accounting. Prior to that, Ms. Balcom served as Corporate Controller at Agios Pharmaceuticals Inc., a pharmaceutical company. Ms. Balcom was responsible for all financial functions of the company including strategic planning, treasury, tax, finance, and accounting. Earlier in her career, Ms. Balcom held positions at both Molecular Insight Pharmaceuticals Inc., a pharmaceutical company that was acquired by Progenics Pharmaceuticals, Inc., a biotechnology company, in 2013 and Coley Pharmaceutical Group, Inc., a biopharmaceutical company that was acquired by Pfizer in 2007. Ms. Balcom earned her B.B.A. in finance from the University of Massachusetts, Amherst and her MBA from Boston College. Ms. Balcom is also a certified public accountant in Massachusetts.

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

Darlene Noci, A.L.M., has served as our Chief Development Officer since July 2022. Prior to that, she served as our Senior Vice President of Product Development & Regulatory Affairs from January 2021 until July 2022. Before joining Nuvalent, she founded her own regulatory consulting firm, Noci Strategic Consulting, LLC, in May 2018. Prior to that, Ms. Noci served as Vice President, Regulatory Affairs and Quality Assurance at X4 Pharmaceuticals, Inc., a biopharmaceutical company, from January 2016 to May 2018. Prior to that, Ms. Noci served as Global Regulatory Lead Strategist, Immuno-Oncology at EMD Serono, the North America biopharma business of Merck KgaA, Darmstadt, Germany, a pharmaceutical company, from June 2014 to January 2016, where she led the global regulatory strategy and portfolio for Bavencio®, the company’s anti-programmed death-ligand 1 antibody. Prior to that, she held various roles at several biotechnology companies, including Infinity, Sanofi and Genzyme (acquired by Sanofi in 2011). Ms. Noci received her B.A. from Adelphi University and her A.L.M. in government from Harvard University Extension School.

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

Henry E. Pelish, Ph.D., has served as our Chief Scientific Officer since July 2024. Prior to that, he served as our Senior Vice President, Drug Discovery from February 2023 until July 2024. Prior to that, he served as our Vice President, Drug Discovery from September 2022 until February 2023, Vice President, Biology from July 2019 until September 2022, and Senior Director, Biology from April 2018 until July 2019. Before his employment with Nuvalent, Dr. Pelish worked as a consultant to Nuvalent from February 2017 to April 2018. Together with our founder Matthew Shair, Ph.D., Dr. Pelish contributed scientifically to the creation of Nuvalent. Prior to April 2018, Dr. Pelish served as a Research Associate at Harvard University, where he contributed to the discovery of a new mechanism for targeting acute myeloid leukemia cells that resulted in a licensing agreement and research collaboration with Merck. Dr. Pelish received a B.S. from Johns Hopkins, an M.S. from Stanford, and a Ph.D. in Chemistry and Chemical Biology from Harvard University.

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

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in January 2017 and commenced significant operations in 2018, have never completed a Phase 2 or Phase 3 clinical trial, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to zidesamtinib (NVL-520), our ROS1-selective inhibitor, neladalkib (NVL-655), our ALK-selective inhibitor, NVL-330, our HER2-selective inhibitor, and our discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies at our stage of development in rapidly evolving fields. We also expect that, as we advance our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. We have recently begun to establish a commercial infrastructure in preparation for a potential future product launch if one or more of our product candidates receives marketing approval and have begun to incur costs in connection with such preparations. We expect such costs to increase in the future. We have no assurance that we will be able to obtain marketing approval for any of our product candidates, and if we are unable to do so we may not be able to generate any meaningful return from the investments we have made and expect to make in connection with preparations for potential commercial launch of our product candidates. In addition, we may not be successful in building out the commercial, medical affairs and other functional capabilities that we believe will be necessary to operate as a fully integrated commercial-stage biopharmaceutical company, and our failure to do so could have an adverse effect on our anticipated development and commercialization timelines and on our financial condition and results of operations. If we do not adequately address these risks and difficulties or successfully make a transition to a commercial-stage company, our business will suffer.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $260.8 million, $126.2 million and $81.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $547.1 million. We have not yet completed any Phase 2 or Phase 3 clinical trials. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and our patient-driven approach to develop our product candidates. Our business depends significantly on the success of our approach and the development and commercialization of the product candidates that we discover with this approach. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of zidesamtinib, neladalkib, NVL-330 and any future product candidates from our discovery programs, and any other future programs;
•
maintaining current and establishing new relationships with CROs and clinical sites for the clinical development of zidesamtinib, neladalkib, NVL-330 and any future product candidates from our current or future discovery programs;
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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We have initiated Phase 1/2 clinical trials for our parallel lead programs, zidesamtinib and neladalkib, and a Phase 1 clinical trial for our third product candidate, NVL-330. We plan to initiate a Phase 3 clinical trial for neladalkib in the first half of 2025. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We also continue to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding in order to continue our operations.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of the date of this Annual Report will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Advancing the development of zidesamtinib, neladalkib, NVL-330 and our discovery programs will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds.

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

Risks related to the discovery, development and commercialization of our product candidates

Our future prospects are substantially dependent on zidesamtinib, neladalkib and NVL-330. If we are unable to advance these product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have initiated Phase 1/2 clinical trials of zidesamtinib and neladalkib and a Phase 1 clinical trial of NVL-330. We plan to initiate a Phase 3 clinical trial for neladalkib in the first half of 2025. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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
•
regulators determining that the requirements for approving our product candidates are different than what we expect or are different from regulatory precedent, including potentially in connection with feedback from the FDA regarding what data from the ARROS-1 or ALKOVE-1 clinical trials may constitute pivotal data sufficient to support NDA submissions; and
•
regulators revising the requirements for approving our product candidates.

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

Before obtaining marketing approval from the FDA of zidesamtinib, neladalkib or NVL-330 or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We have initiated Phase 1/2 clinical trials of zidesamtinib and neladalkib and a Phase 1 clinical trial of NVL-330. We plan to initiate a Phase 3 clinical trial for neladalkib in the first half of 2025. An IND submission must become effective prior to initiating any clinical trials in the U.S. for any of our future product candidates.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRB or IEC of the institutions in which such trials are being conducted, by a DMC for such trial or by the FDA or foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/IECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are to be specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025 regarding Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the FDA’s current thinking on best practices for clinical development.

Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR, which was adopted in April 2014 and repealed the Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an IEC, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

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

In addition to zidesamtinib, neladalkib and NVL-330, our prospects depend in part upon discovering, developing and commercializing additional product candidates from our discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize zidesamtinib, neladalkib, NVL-330 and future product candidates from our discovery programs. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

A key element of our strategy, which is unproven, is to use and expand our expertise in chemistry, structure-based drug design and patient-driven approach to build a pipeline of product candidates and progress these product candidates through clinical development. Although our research and development efforts to date have resulted in the discovery of and initiation of clinical development of zidesamtinib, neladalkib and NVL-330, such product candidates and any other product candidates we may develop may not be safe or effective as cancer therapeutics, and we may not be able to develop any other product candidates. For example, the potential product candidates that we have identified or identify in the future may not generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be product candidates that will receive marketing approval from the FDA, EMA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which would result in significant harm to our financial position and adversely affect our business.

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

Further, under PREA, a BLA or supplement to a BLA for certain biological products must contain data to assess the safety, potency and purity of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe, potent and pure, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety, potency and purity data need to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and the sponsor’s response. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any product candidates for which we seek regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in an issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and subject to relevant enforcement action, invalidation of the marketing application, and/or financial penalties.

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

Our research and development efforts to date have resulted in the initiation of clinical development of zidesamtinib, neladalkib and NVL-330. We may not be able to submit INDs for any future product candidates we may identify on the timelines we expect, or such submissions may not take effect on the timeline that we anticipate, or at all. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to submit INDs, CTAs or comparable applications on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

We have limited resources and are currently focusing our efforts on the development of zidesamtinib, neladalkib and NVL-330 in particular indications and advancing our discovery programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing our resources and efforts on our lead product candidates, zidesamtinib and neladalkib, for advanced ROS1-positive NSCLC and other solid tumors and advanced ALK-positive NSCLC and other solid tumors, respectively, on our NVL-330 product candidate for advanced HER2-altered NSCLC, and on advancing our discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for zidesamtinib, neladalkib, NVL-330 and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for zidesamtinib, neladalkib, NVL-330 or any future product candidates we identify through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

For zidesamtinib, there are currently three ROS1-targeted kinase inhibitors approved by the FDA for use in TKI-naïve ROS1-positive NSCLC: crizotinib, entrectinib and repotrectinib. Crizotinib has also received approval for treatment of ALK-positive NSCLC. Lorlatinib is another therapy recommended for use in ROS1-positive NSCLC patients according to the NCCN guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC, and has demonstrated CNS activity as reported in its prescribing information. Taletrectinib is a dual TRK/ROS1 inhibitor and is in development by Nuvation Bio, Inc. for patients with ROS1-positive NSCLC. The FDA has accepted Nuvation Bio, Inc.’s NDA for taletrectinib for priority review.

For neladalkib, there are six ALK inhibitors approved by the FDA for the treatment of ALK-positive NSCLC: crizotinib, lorlatinib, ceritinib, alectinib, brigatinib, and ensartinib. All six have line-agnostic approvals for the treatment of ALK-positive NSCLC patients, including for patients who are TKI-naïve. Additionally, lorlatinib has demonstrated activity in patients that have progressed on crizotinib, alectinib, or ceritinib.

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
•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;
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

We plan to initially seek approval of zidesamtinib, neladalkib, NVL-330 and any other future product candidates in most instances for previously treated patients with advanced or metastatic cancer where at least one prior therapy has limited clinical benefit or where tumors have developed resistance to such therapy. For those product candidates that prove to be sufficiently safe and effective, if any, we would potentially expect to seek approval ultimately as a first line TKI therapy. There is no guarantee that our product candidates, even if approved for previously treated patients would be approved for an earlier line of therapy, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

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

We have not completed any large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA, EMA or any other regulatory authority. The time required to obtain approvals from the FDA, EMA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can, and often does, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in applicable FDA, EMA or other regulatory policy during the period of drug development, clinical trials and regulatory review.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the U.S. Supreme Court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the U.S. Administrative Procedure Act (APA). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the U.S. Supreme Court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty, delays and other impacts, any of which could adversely impact our business and operations.

Our ability to develop and market new drug products may also be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product that was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the U.S. Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the District Court in Texas challenging FDA’s actions. On January 16, 2025, the District Court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). At the same time, a new IRP will apply, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified RRs. The RRs notably include the EMA and regulators in the EEA Member States for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMP and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, EMA and other regulatory authorities for compliance with cGMP regulations and standards. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the FDA’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths, weaknesses, validity and utility of the information about the unapproved use. In addition, under recent guidance from the FDA and the PIE Act, signed into law as part of the CAA, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. While a randomized controlled trial is the preferred approach, the guidance states that there can be circumstances wherein a single-arm trial is appropriate in the development of a drug for accelerated approval. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes the FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, we will need to observe the FDA’s guidance closely to ensure that our products qualify for accelerated approval.

Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner of the FDA or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

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

Zidesamtinib has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive NSCLC who have previously been treated with two or more ROS1 TKIs, and neladalkib has received FDA Breakthrough Therapy designation for the treatment of patients with locally advanced or metastatic ALK-positive NSCLC who have been previously treated with two or more ALK TKIs. We may seek certain designations for our other current or future product candidates or other designations for zidesamtinib and neladalkib that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, early and frequent interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors may also have greater interactions with the FDA and the FDA may initiate review of sections of the NDA of a product candidate with Breakthrough Therapy designation before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of data submitted by the sponsor, that a product with Breakthrough Therapy designation may be effective.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of researching and developing the drug will be recovered from sales in the U.S. Our target indications may include diseases with large patient populations or may include orphan indications. Zidesamtinib has received orphan drug designation for ROS1-positive NSCLC. neladalkib has received orphan drug designation for ALK-positive NSCLC. There can be no assurances that we will be able to obtain orphan designation for our other current product candidate or candidates we may discover and develop in the future.

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

In March 2010, President Obama signed into law the PPACA. Since enactment of the PPACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a SIP to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the PhRMA but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state SIP. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted SIP proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA, and it will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.

On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also capped Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

On June 6, 2023, Merck & Co., Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

At the U.S. state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

There are multiple privacy and data security laws that may impact our business activities in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, for example, under HIPAA, HHS has issued regulations to protect the privacy and security of PHI used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. We are not currently classified as a covered entity or business associate under HIPAA. Thus, we are not directly subject to HIPAA’s requirements or penalties. The healthcare providers, including certain research institutions from which we may obtain patient or subject health information, may be subject to privacy, security, and breach notification requirements under HIPAA. Additionally, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face criminal penalties if we knowingly receive individually identifiable health information from a HIPAA covered entity, business associate or subcontractor that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health and genetic information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, in addition to risks and obligations related to HIPAA, we also may be subject to various state laws regulating the use or disclosure of this information or requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and additional states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage or may have engaged in misconduct or other improper activities. Misconduct by these parties could include failures to comply with SEC, FDA, EMA or comparable foreign regulatory authority regulations, provide accurate information to regulatory authorities, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct and engage contractors that agree to undertake certain measures with respect to their employees, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

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

We currently have a small team primarily focused on research and development of small molecule kinase inhibitors. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical, sales and marketing, and management personnel, and we face significant competition for experienced personnel. Personnel with the required skills and experience may be scarce or may not be available at all. In addition, competition for these skilled personnel is intense and recruiting and retaining skilled employees is difficult, particularly for a development-stage company such as ours. Even if we are successful in identifying, attracting, hiring and retaining qualified employees, recent market changes, including labor shortages, and rising inflation have increased employee-related costs substantially, which may negatively affect our operating results.

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

As of December 31, 2024, we had 142 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2024, we had 142 full-time employees, including 107 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;

•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory authorities’ review process for zidesamtinib, neladalkib, NVL-330 and our discovery programs, while complying with any contractual obligations to contractors and other third parties;
•
managing increasing operational and managerial complexity; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize zidesamtinib, neladalkib, NVL-330 and any future product candidates developed from our discovery programs and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize zidesamtinib, neladalkib, NVL-330 or any future product candidate from our discovery programs and any of our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. Recently, both China and the U.S. have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry.

Further, we contract many of our research, manufacturing and preclinical activities to third parties outside the U.S., including in China. Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics over alleged ties to the Chinese military. In addition, the recently proposed BIOSECURE Act introduced in the House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our contracts with certain Chinese companies that could be impacted by the BIOSECURE Act. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Our operations are vulnerable to interruption by flood, fire, earthquakes, power loss, telecommunications failure, terrorist activity, pandemics and other events beyond our control, which could harm our business.

We lease office space for our corporate headquarters, which is located in Cambridge, Massachusetts. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major flood, fire, earthquake, power loss, telecommunications failure, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We currently do not have and have never had a significant marketing or sales team. While we have recently begun to establish a commercial infrastructure in preparation for a potential future product launch if one or more of our product candidates receives marketing approval, in order to successfully commercialize any product candidates, if approved, we must build robust marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

Establishing a full internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to enter into such arrangements when needed, on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

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

Our federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under the Tax Act as amended by the CARES Act, our federal NOLs may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOL carryforwards generated in tax years beginning after December 31, 2017 is limited to 80% of our current year taxable income. As of December 31, 2024, we had available federal NOL carryforwards of approximately $198.7 million and available state NOL carryforwards of approximately $238.1 million.

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

Issued patents can provide protection for varying periods of time, depending, for example, upon the type of patent, the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. However, patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the statutory expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. The term of a patent outside of the U.S. varies in accordance with the laws of the foreign jurisdiction. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are approved for use or commercialized.

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

We work with third-party contractors located in China to develop certain of our intellectual property. On December 1, 2020, the Chinese government implemented a new Export Control Law which regulates the export of certain technologies outside of China. As currently implemented, we do not believe the Export Control Law applies to our product candidates, and we do not expect it to impact our business; however, the Export Control Law could be amended in the future in a way that could adversely affect our business.

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

We or our future licensors may be subject to claims that current or former employees, collaborators, CROs, universities or other third parties have an interest in our owned or future in-licensed patents and patent applications, trade secrets or other intellectual property as an inventor, co-inventor, owner or co-owner. For example, we or our future licensors may have inventorship or ownership disputes that arise from conflicting obligations of employees, consultants, CROs or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of any owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, we may be required to pay monetary damages and we may also lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to protect our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Additionally, if residents of other countries can claim inventorship of our patents and patent applications, we may be required to fulfill additional obligations. For example, some countries, including China, require a patent owner to provide remuneration to inventors who assign rights to inventions developed during course of their employment. Litigation may be necessary to defend against claims based on foreign inventors. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Many of our employees, physician-scientist partners, consultants and contractors are or were previously employed at or engaged by universities or other pharmaceutical or biotechnology companies, including our competitors or potential competitors. Many of them executed proprietary rights, non-disclosure and/or non-competition agreements in connection with such previous employment or engagement. Although we try to ensure that the individuals who work for us do not use the intellectual property rights, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or they have, inadvertently or otherwise, used, infringed, misappropriated or otherwise violated the intellectual property rights, or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third parties. We may also be subject to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. Any litigation or the threat of litigation may adversely affect our ability to hire employees or engage consultants and contractors. A loss of key personnel or their work product could hamper or prevent us from developing and commercializing products and product candidates, which could have an adverse effect on our business, results of operations, or prospects.

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

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for general project management, in-person oversight and for compliance with cGMP regulations for manufacturing both API and finished drug products. To date, we have obtained API and drug product for our product candidates from a limited group of third party contract manufacturers, and we continue to develop our supply chain for each of our product candidates. As we advance our product candidates through development and into commercialization, if approved, we will continue to take steps to protect against any potential supply disruptions through the use of a safety stock strategy and by maintaining relationships and contracting with additional suppliers. However, we may be unsuccessful in maintaining or putting in place additional framework agreements or protecting against potential supply disruptions.

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
•
the timing and outcomes of preclinical studies and clinical trials for zidesamtinib, neladalkib, NVL-330 and any product candidates from our discovery programs, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with zidesamtinib, neladalkib, NVL-330 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of zidesamtinib, neladalkib, NVL-330 or product candidates from any of our discovery programs;
•
the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with zidesamtinib, neladalkib, NVL-330 or any of our discovery programs;

•
our ability to commercialize zidesamtinib, neladalkib, NVL-330 or product candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. Our cybersecurity risk management program is a key component of our overall risk management process, and includes similar characteristics, reporting channels and governance processes to those that apply across other legal, compliance, strategic, operational and financial risk areas within the Company.

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
•
cybersecurity awareness training of our employees, incident response personnel and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to its audit committee oversight of cybersecurity and other information technology risks. The audit committee oversees management’s implementation of our cybersecurity risk management program.

The audit committee receives reports from management on our cybersecurity risks at least annually. In addition, management updates the audit committee regarding all material cybersecurity incidents, as well as any incidents with lesser impact potential that management, in its discretion, determines may be relevant for audit committee review. The audit committee reports to the board of directors regarding its activities, including those related to cybersecurity.

Our management team, including specifically our Chief Financial Officer, working closely with our Vice President of Information Technologies and our Director of Cybersecurity and Compliance (our Cybersecurity Oversight Team), is responsible for assessing and managing our material risks from cybersecurity threats. Our Cybersecurity Oversight Team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Cybersecurity Oversight Team’s experience includes a combined 50+ years in the pharmaceutical industry and information technology. This includes software and systems development, cybersecurity program oversight and overall IT management. The team has over two decades of experience dedicated to supporting enterprise architecture and a decade of experience specializing in cybersecurity, implementing cybersecurity frameworks, assessing and managing cybersecurity risks and executing incident response plans.

Our Cybersecurity Oversight Team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

Item 2. Properties

We lease office space for our corporate headquarters, which is located in Cambridge, Massachusetts. We believe our leased office space is adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

As of December 31, 2024, we were not party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our Class A common stock trades under the symbol “NUVL” on the Nasdaq Global Select Market and has been publicly traded since July 29, 2021. Prior to this time, there was no public market for our Class A common stock. Our Class B common stock is not listed or traded on any stock exchange.

Holders of Our Common Stock

As of February 20, 2025, there were approximately 7 holders of record of shares of our Class A common stock and 2 holders of record of shares of our Class B common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Stock Performance Graph

The stock performance graph below compares the performance of our common stock to The Nasdaq Biotechnology Index (Nasdaq Biotechnology) and The Nasdaq Composite Index (Nasdaq Composite) from July 29, 2021 to December 31, 2024. The comparisons assume an investment of $100 in our common stock and in each of the foregoing indices, and assume reinvestment of dividends, if any. The comparisons shown in the stock performance graph below are based upon historical data and are not necessarily indicative of, nor are they intended to forecast, the potential future performance of our common stock. The following stock performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Cumulative Total Return
Among Nuvalent, Inc., NASDAQ Composite
and NASDAQ Biotechnology
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/2021
12/2021
12/2022
12/2023
12/2024
Nuvalent Inc.
Nasdaq Composite
Nasdaq Biotechnology

Recent Sales of Unregistered Securities

There were no shares of equity securities sold or issued by us during the period covered by this Annual Report that were not registered under the Securities Act, and that were not previously reported in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from October 1, 2024 to December 31, 2024.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a detailed discussion on our business environment, please read Item 1. Business, included in this Annual Report. As a result of many factors, including those factors set forth in Item 1A. Risk Factors of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Candidate Overview

Zidesamtinib (NVL-520)

Our first lead product candidate, zidesamtinib (NVL-520), is being developed for patients with ROS1-positive NSCLC. Zidesamtinib is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of currently available ROS1 TKIs. Zidesamtinib has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive NSCLC who have previously been treated with two or more prior ROS1 TKIs, and orphan drug designation for ROS1-positive NSCLC.

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

In September 2023, we announced the initiation of the Phase 2 portion of the ARROS-1 clinical trial, following alignment with the FDA on a RP2D of 100 mg QD. The Phase 2 portion of the ARROS-1 clinical trial is designed to evaluate the safety and activity of zidesamtinib in patients with advanced ROS1-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. Phase 2 cohorts have been designed to support potential registration in TKI-naïve and/or TKI pre-treated ROS1-positive NSCLC patients.

At the ESMO Congress in September 2024, we presented updated data from the Phase 1 dose-escalation portion of the ARROS-1 clinical trial based on a data cut-off date on July 1, 2024. Data presented showed that treatment with zidesamtinib resulted in durable clinical responses in heavily pre-treated patients with ROS1-positive NSCLC, including in subgroups of patients who had likely exhausted all available therapies, including lorlatinib and/or repotrectinib, had a history of brain metastases, or had the G2032R resistance mutation. Additionally, zidesamtinib was well-tolerated with a preliminary safety profile that was favorable and consistent with its ROS1-selective, TRK-sparing design.

Between September 2023 and December 31, 2024, 326 patients were enrolled in the Phase 2 portion of the ARROS-1 clinical trial. We periodically review data from the ARROS-1 clinical trial to provide progress updates on the trial’s status and to form the basis for engagement with the FDA on, among other things, the appropriate amount of information that may be sufficient to support an NDA submission. We expect to report topline pivotal data for TKI pre-treated patients with advanced ROS1-positive NSCLC in the first half of 2025 in support of an anticipated NDA submission by mid-year 2025, with an initial target indication of TKI pre-treated patients with advanced ROS1-positive NSCLC. We plan to continue engagement with the FDA on accelerated opportunities towards a potential line-agnostic indication supported by the ongoing TKI-naïve cohort in the Phase 2 portion of the ARROS-1 trial.

Neladalkib (NVL-655)

Our second lead product candidate, neladalkib (NVL-655), is being developed for patients with ALK-positive NSCLC. Neladalkib is a brain-penetrant ALK-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, CNS-related adverse events, and brain metastases that may limit the use of first-generation (1G; crizotinib), second-generation (2G;

ceritinib, alectinib, or brigatinib), and third-generation (3G; lorlatinib) ALK inhibitors. Neladalkib has received FDA Breakthrough Therapy designation for the treatment of patients with locally advanced or metastatic ALK-positive NSCLC who have been previously treated with two or more ALK TKIs, and orphan drug designation for ALK-positive NSCLC.

Our ALKOVE-1 clinical trial is a first-in-human Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating neladalkib as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. Dosing was initiated in the Phase 1 portion of the ALKOVE-1 clinical trial in June 2022. From June 2022 to February 2024, the Phase 1 portion of the ALKOVE-1 trial enrolled 133 patients (131 NSCLC, 2 other solid tumors).

In February 2024, we announced the initiation of the Phase 2 portion of the ALKOVE-1 clinical trial, following alignment with the FDA on a RP2D of 150 mg QD. The Phase 2 portion of the ALKOVE-1 clinical trial is designed to evaluate the safety and activity of neladalkib in several expansion cohorts of patients defined based on the number and type of prior anti-cancer therapies they have received. The Phase 2 cohorts are designed with registrational intent for TKI pre-treated patients with ALK-positive NSCLC and to enable preliminary evaluation for patients with ALK-positive NSCLC who are TKI-naïve.

At the ESMO Congress in September 2024, we presented updated data from the Phase 1 dose-escalation portion of the ALKOVE-1 clinical trial, based on a data cut-off date of June 15, 2024. Data presented showed that treatment with neladalkib resulted in durable clinical responses in heavily pre-treated patients with ALK-positive NSCLC, including in subgroups of patients who had likely exhausted all available therapies, including lorlatinib, had a history of brain metastases, or had single or compound ALK resistance mutations. Additionally, neladalkib demonstrated a favorable preliminary safety profile consistent with its ALK-selective, TRK-sparing design.

Between February 2024 and December 31, 2024, 463 patients were enrolled in the Phase 2 portion of the ALKOVE-1 clinical trial. We expect to report pivotal data for TKI pre-treated patients with advanced ALK-positive NSCLC by year-end 2025.

We believe that the previously presented data in heavily pre-treated patients could have the potential to translate to deep, durable responses in the front-line setting. In the first half of 2025, we plan to initiate a Phase 3 clinical trial, which we refer to as the ALKAZAR trial, with registrational intent for TKI-naïve patients. The ALKAZAR trial will be a global, randomized, controlled trial designed to evaluate neladalkib versus the current standard of care for the treatment of patients with TKI-naïve ALK-positive NSCLC. Patients will be randomized 1:1 to receive neladalkib monotherapy or ALECENSA® (alectinib) monotherapy, reflecting input from collaborating physician-scientists and alignment with the FDA. The ALKAZAR trial is designed to enroll approximately 450 patients with TKI-naïve ALK-positive NSCLC. The primary endpoint is PFS based on BICR. Secondary endpoints include overall survival, PFS based on investigator’s assessment, time to intracranial response, and BICR assessment of IC-ORR, IC-DOR, ORR, DOR, time to intracranial progression, and safety.

NVL-330

Our third product candidate, NVL-330, is a brain-penetrant HER2-selective inhibitor designed with the aim to address the combined medical need of treating tumors driven by HER2ex20, treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type EGFR. Preclinical data have shown that NVL-330 inhibited a broad range of HER2 oncogenic alterations, including HER2ex20, in cell-based assays, was brain penetrant and was selective for HER2 oncogenic alterations over the structurally related wild-type EGFR.

We are currently enrolling patients in the HEROEX-1 clinical trial, a Phase 1a/1b, multicenter, open-label, dose-escalation and expansion trial evaluating NVL-330 in pre-treated patients with advanced HER2-altered NSCLC, including those with HER2ex20 mutations. In July 2024, we announced that the first patient was dosed with NVL-330 in the HEROEX-1 trial. The HEROEX-1 trial is evaluating the overall safety and tolerability of NVL-330. Additional objectives include determination of the RP2D, characterization of the pharmacokinetic profile, and preliminary evaluation of anti-tumor activity.

Discovery Programs

We have prioritized a number of additional small molecule research programs following an assessment of medical need. Research for these programs is ongoing.

Financial Overview

Since commencing significant operations in 2018, we have focused substantially all of our efforts and financial resources on research and development activities for our programs, including zidesamtinib, neladalkib and NVL-330, establishing and maintaining our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, preparing for potential commercialization and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated revenue from product sales or any other source.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. We reported net losses of $260.8 million, $126.2 million, and $81.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $547.1 million. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

•
continue to advance zidesamtinib, neladalkib and NVL-330 in clinical development;
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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $1.1 billion. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. See “—Liquidity and Capital Resources.”

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

We expect that our research and development expenses will increase substantially as we continue to advance zidesamtinib, neladalkib, and NVL-330 in clinical development, and expand our discovery, research and preclinical activities in the near term and in the future. Although the Phase 2 portions of our ARROS-1 and ALKOVE-1 clinical trials and the HEROEX-1 Phase 1a clinical trial are ongoing and we plan to initiate the ALKAZAR Phase 3 clinical trial in the first half of 2025, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the timing and progress of development activities relating to zidesamtinib, neladalkib, NVL-330 and any future product candidates from our discovery programs, including any additional costs that may result from delays in enrollment or other factors;
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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, commercial and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and continue to incur increased accounting, audit, legal, regulatory compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other income (expense)

Change in fair value of related party revenue share liability

We have a revenue sharing agreement with Deerfield, an investor in the company, to pay Deerfield a fixed low single-digit percentage rate of net sales of certain commercial products. We account for the liability to Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss.

Interest income and other income (expense), net

Interest income and other income (expense), net consists of interest income earned on our cash, cash equivalents and marketable securities and other income (expense) unrelated to our core operations.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the year ended December 31, 2024 to the year ended December 31, 2023. For the discussion and analysis of our results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024 (the 2023 Form 10-K), which is incorporated herein by reference.

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses
Research and development	$217,774	$113,243	$104,531
General and administrative	62,594	36,249	26,345
Total operating expenses	280,368	149,492	130,876
Loss from operations	(280,368)	(149,492)	(130,876)
Other income (expense)
Change in fair value of related party revenue share liability	(17,940)	—	(17,940)
Interest income and other income (expense), net	38,316	23,273	15,043
Total other income (expense), net	20,376	23,273	(2,897)
Loss before income taxes	(259,992)	(126,219)	(133,773)
Income tax provision	764	—	764
Net loss	$(260,756)	$(126,219)	$(134,537)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Direct research and development expenses by program:
Zidesamtinib	$62,110	$27,878	$34,232
Neladalkib	67,778	31,894	35,884
NVL-330	8,293	10,634	(2,341)
Discovery programs	9,178	8,586	592
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	62,594	31,700	30,894
Other	7,821	2,551	5,270
Total research and development expenses	$217,774	$113,243	$104,531

Research and development expenses were $217.8 million for the year ended December 31, 2024, compared to $113.2 million for the year ended December 31, 2023. The increase in direct research and development expenses related to zidesamtinib of $34.2 million was primarily due to increased manufacturing costs and costs related to the ongoing Phase 2 portion of the ARROS-1 clinical trial. The increase in direct research and development expenses related to neladalkib of $35.9 million was primarily due to increased costs related to the ongoing Phase 2 portion of the ALKOVE-1 clinical trial and preparation for the planned initiation of the Phase 3 ALKAZAR clinical trial in the first half of 2025, and increased manufacturing costs. The increase in personnel-related expenses of $30.9 million was primarily due to an increase of $19.8 million in stock-based compensation expense and an increase in headcount. For the years ended December 31, 2024 and 2023, stock-based compensation expense was $31.4 million and $11.6 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Personnel-related (including stock-based compensation)	$42,106	$23,088	$19,018
Professional and consultant fees	10,854	6,423	4,431
Insurance and other	9,634	6,738	2,896
Total general and administrative expenses	$62,594	$36,249	$26,345

General and administrative expenses were $62.6 million for the year ended December 31, 2024, compared to $36.2 million for the year ended December 31, 2023. The increase in personnel-related costs of $19.0 million was primarily due to an increase of $15.2 million in stock-based compensation expense and an increase in headcount. For the years ended December 31, 2024 and 2023, stock-based compensation expense was $29.2 million and $14.0 million, respectively.

Other income (expense)

Change in fair value of related party revenue share liability

The change in fair value of the related party revenue share liability for the year ended December 31, 2024, was $17.9 million, due to changes in certain assumptions related to the probability of product approval and the timing thereof, as well as changes in certain assumptions underlying the related sales projections. There was de minimis change in fair value for the year ended December 31, 2023.

Interest income and other income (expense), net

Interest income and other income (expense), net for the year ended December 31, 2024 and 2023, consisted primarily of interest income of $38.4 million and $23.3 million, respectively. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from product sales for several years, if at all. Through December 31, 2024, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes, debt financing from stockholders and proceeds from the sale of common stock in our public offerings. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $1.1 billion and accounts payable and accrued expenses of $54.0 million.

In September 2024, we issued and sold 5,750,000 shares of our Class A common stock in an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 750,000 shares of our Class A common stock, at a public offering price of $100.00 per share. We received net proceeds of $540.0 million, after deducting equity issuance costs and underwriting discounts and commissions.

In August 2022, we entered into a Sales Agreement (as amended, the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. In October 2022, we entered into Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that we may sell under the ATM Facility to $135.0 million. As of December 31, 2024, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

The following discussion and analysis of a summary of our cash flows includes a comparison of the year ended December 31, 2024 to the year ended December 31, 2023. For the discussion and analysis that compares our summary of cash flows for the year ended December 31, 2023 with the year ended December 31, 2022, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K, which is incorporated herein by reference.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(185,064)	$(99,739)
Net cash used in investing activities	(573,514)	(143,527)
Net cash provided by financing activities	568,882	336,847
Net increase (decrease) in cash and cash equivalents	$(189,696)	$93,581

Operating activities

During the year ended December 31, 2024, operating activities used $185.1 million of cash, resulting from our net loss of $260.8 million adjusted for non-cash items, including stock-based compensation expense of $60.6 million, change in fair value of related party revenue share liability of $17.9 million and net accretion on marketable securities of $14.7 million, and net cash provided by changes in our operating assets and liabilities of $11.8 million. The increase in our net loss was primarily due to increased clinical trial and manufacturing costs to support the development of our product candidates and increased personnel-related expenses due to the growth of our company, partially offset by increased interest income due to an increase in cash, cash equivalents and marketable securities. Net cash provided by changes in our operating assets and liabilities was due to an increase in accrued expenses of $26.9 million, partially offset by an increase in prepaid expenses and other current assets of $7.6 million, a decrease in accounts payable of $4.0 million, and an increase in other assets of $3.4 million.

During the year ended December 31, 2023, operating activities used $99.7 million of cash, resulting from our net loss of $126.2 million adjusted for non-cash items, including stock-based compensation of $25.6 million and net accretion on marketable securities of $10.1 million, and net cash provided by changes in our operating assets and liabilities of $11.0 million. Net cash provided by changes in our operating assets and liabilities was due to an increase in accounts payable and accrued expenses of $11.8 million and a decrease in prepaid expenses and other current assets of $0.6 million, partially offset by an increase in other assets of $1.4 million.

Changes in accounts payable, accrued expenses, prepaid expenses and other current assets, and other assets were generally due to growth in our business, the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing activities

During the year ended December 31, 2024, net cash used in investing activities was $573.5 million, due to purchases of marketable securities of $1.0 billion, partially offset by proceeds from maturities of marketable securities of $450.5 million.

During the year ended December 31, 2023, net cash used in investing activities was $143.5 million, due to purchases of marketable securities of $459.5 million, partially offset by proceeds from maturities of marketable securities of $313.0 million.

Financing activities

During the year ended December 31, 2024, net cash provided by financing activities was $568.9 million, primarily due to proceeds from an underwritten public offering of $540.5 million, net of underwriting discounts and commissions, and proceeds from the exercise of common stock options of $28.8 million.

During the year ended December 31, 2023, net cash provided by financing activities was $336.8 million, primarily due to proceeds from a follow-on public offering of $324.3 million, net of underwriting discounts and commissions, and proceeds from the exercise of common stock options of $13.8 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical and clinical activities and clinical trials for our product candidates in development and any product candidates we may discover and develop in the future. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our discovery programs and product candidates, including the advancement of zidesamtinib, neladalkib and NVL-330 throughout clinical development;
•
the clinical development plans we establish for our product candidates, including zidesamtinib, neladalkib and NVL-330;
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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $1.1 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

We have obligations under revenue sharing agreements with Deerfield and our scientific founder to pay each of Deerfield and our scientific founder a fixed low single-digit percentage rate of net sales of certain commercial products. See Note 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding our obligations under the revenue sharing agreements. We lease office space for our corporate headquarters, which is located in Cambridge, Massachusetts. We enter into contracts in the normal course of business with our CMOs, CROs and other third parties to support preclinical research studies and other research and development activities. These contracts are generally terminable by us for convenience or for breach after reasonable cure periods.

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

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of services performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include activities with vendors in connection with preclinical development activities, CROs in connection with preclinical and clinical studies and testing and CMOs in connection with the process development and scale up activities and the production of materials.

We base the expense recorded related to contract research and manufacturing on our estimates of the services received and efforts expended pursuant to the terms of the individual agreements with the CROs and CMOs that conduct services and supply materials. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. While the majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met, some require advance payments. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. We record these as prepaid expenses and other current assets and other assets on our consolidated balance sheets.

Stock-based compensation

We account for our stock-based compensation awards in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation — Stock Compensation (ASC 718). We have issued stock options and restricted stock units (RSUs). In accordance with ASC 718, we recognize stock-based compensation expense in the consolidated statements of operations and comprehensive loss based on a stock-based award’s grant date fair value.

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs, the fair value of an RSU is equal to the market price of a share of our Class A common stock on the grant date. We recognize forfeitures as they occur. Stock-based compensation expense for our stock-based awards is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting period. Stock-based awards generally vest over three- or four-year service periods and stock options expire after ten years.

We record stock-based compensation expense to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise and RSU vesting are newly-issued shares.

The assumptions used in our Black-Scholes option-pricing model for stock options are as follows:

Expected Term — As we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, we utilize the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin No. 107, whereby the expected term equals the arithmetical average of the vesting term and the original contractual term of the stock option.

Expected Volatility — The expected volatility is based on the historical volatility of our Company and that of similar entities within our industry for periods corresponding with the expected term of the grant.

Risk-Free Interest Rate — The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant for a period that corresponds with the expected term of the grant.

Expected Dividends — The expected dividend yield is 0% as we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.

The assumptions used in our Black-Scholes option-pricing model are inherently subjective and represent management’s best estimates. These assumptions involve a number of variables, uncertainties and the application of management’s judgment. If any assumptions change, our stock-based compensation expense could be materially different in the future.

Stock-based compensation expense was $60.6 million, $25.6 million and $10.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had $144.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

Related party revenue share liability

We account for the related party revenue share liability with Deerfield at fair value. The revenue sharing agreement with Deerfield obligates us to pay a fixed low single-digit percentage rate of net sales of certain commercial products. In accordance with FASB ASC 825, Financial Instruments, we elected the fair value option. Each reporting period, we remeasure the liability to estimated fair value using a discounted cash flow model based on the most recent assumptions related to the probability and timing of product approval, future product revenues and discount rate. The estimated fair value as of December 31, 2024 and December 31, 2023 was determined to be $17.9 million and de minimis, respectively. Changes in fair value each reporting period are recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. We have not recorded any net sales and, as a result, have not paid any amounts under this obligation.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our cash, cash equivalents and marketable securities. As of December 31, 2024, we had $145.7 million in cash and cash equivalents and $972.6 million in marketable securities classified as available-for-sale securities. We invest our excess cash in money market funds, commercial paper, corporate bonds, government and agency securities and U.S. treasury bills. We mitigate credit risk by maintaining a diversified portfolio, placing our cash with high credit quality financial institutions and limiting the amount of investment exposure as to maturity and investment type according to our investment policy. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities and low risk profiles of our investments, we do not anticipate a significant exposure to interest rate risk. A 10% change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

NUVALENT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Nuvalent, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nuvalent, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of related party revenue share liability

As discussed in Note 4 to the consolidated financial statements, the Company’s related party revenue share liability balance as of December 31, 2024 was $17.9 million. As discussed in Note 2, the revenue share liability is remeasured at the end of each reporting period using a discounted cash flow model to calculate the estimated payments that could become due upon commercialization. Assumptions in the model include but are not limited to probability and timing of product approval, future product revenues and discount rate.

We identified the assessment of the valuation of related party revenue share liability as a critical audit matter. Subjective and challenging auditor judgment and specialized skills and knowledge were required to evaluate certain assumptions used to determine the fair value of the liability. These assumptions included probability and timing of product approval, future product revenues, and discount rate. The assessment of these assumptions was challenging because they were derived from unobservable inputs. Additionally, changes to probability and timing of product approval or future product revenues could have had a significant impact on the determination of the fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s valuation process for the related party revenue share liability, including certain controls related to management’s determination of the probability and timing of product approval, future product revenues and discount rate. We evaluated the Company’s probability and timing of product approval and future product revenues by comparing these assumptions to externally available publications and scientific studies for comparable products. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used by the Company by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts
February 27, 2025

NUVALENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$145,691	$335,387
Marketable securities	972,611	384,518
Prepaid expenses and other current assets	14,146	6,583
Total current assets	1,132,448	726,488
Other assets	9,304	5,896
Total assets	$1,141,752	$732,384
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,225	$9,274
Accrued expenses	48,795	22,549
Total current liabilities	54,020	31,823
Related party revenue share liability	17,940	—
Total liabilities	71,960	31,823
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 65,909,564 shares and 58,629,896 shares issued and outstanding at December 31, 2024 and 2023, respectively	7	6
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at December 31, 2024 and 2023	1	1
Additional paid-in capital	1,616,895	986,819
Accumulated other comprehensive income (loss)	(59)	31
Accumulated deficit	(547,052)	(286,296)
Total stockholders’ equity	1,069,792	700,561
Total liabilities and stockholders’ equity	$1,141,752	$732,384

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating expenses
Research and development	$217,774	$113,243	$63,731
General and administrative	62,594	36,249	22,377
Total operating expenses	280,368	149,492	86,108
Loss from operations	(280,368)	(149,492)	(86,108)
Other income (expense)
Change in fair value of related party revenue share liability	(17,940)	—	—
Interest income and other income (expense), net	38,316	23,273	4,254
Total other income (expense), net	20,376	23,273	4,254
Loss before income taxes	(259,992)	(126,219)	(81,854)
Income tax provision	764	—	—
Net loss	$(260,756)	$(126,219)	$(81,854)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(3.93)	$(2.17)	$(1.65)
Weighted average shares of Class A and Class B common stock outstanding, basic and diluted	66,408,807	58,223,339	49,668,864
Comprehensive loss
Net loss	$(260,756)	$(126,219)	$(81,854)
Other comprehensive income (loss)
Unrealized gains (losses) on marketable securities	(90)	525	(266)
Comprehensive loss	$(260,846)	$(125,694)	$(82,120)

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	42,862,175	$4	5,435,254	$1	$363,483	$(228)	$(78,223)	$285,037
Issuance of common stock upon public offering, net	7,895,522	1	—	—	247,895	—	—	247,896
Issuance of common stock upon exercise of stock options	476,004	—	—	—	1,840	—	—	1,840
Unrealized losses on marketable securities	—	—	—	—	—	(266)	—	(266)
Stock-based compensation expense	—	—	—	—	10,325	—	—	10,325
Net loss	—	—	—	—	—	—	(81,854)	(81,854)
Balances at December 31, 2022	51,233,701	$5	5,435,254	$1	$623,543	$(494)	$(160,077)	$462,978
Issuance of common stock upon public offering, net	6,160,714	1	—	—	323,533	—	—	323,534
Issuance of common stock upon exercise of stock options	1,222,294	—	—	—	13,793	—	—	13,793
Issuance of common stock under employee stock purchase plan	13,187	—	—	—	387	—	—	387
Unrealized gains on marketable securities	—	—	—	—	—	525	—	525
Stock-based compensation expense	—	—	—	—	25,563	—	—	25,563
Net loss	—	—	—	—	—	—	(126,219)	(126,219)
Balances at December 31, 2023	58,629,896	$6	5,435,254	$1	$986,819	$31	$(286,296)	$700,561
Issuance of common stock upon public offering, net	5,750,000	1	—	—	540,011	—	—	540,012
Issuance of common stock upon exercise of stock options	1,518,096	—	—	—	28,834	—	—	28,834
Issuance of common stock under employee stock purchase plan	11,572	—	—	—	652	—	—	652
Unrealized losses on marketable securities	—	—	—	—	—	(90)	—	(90)
Stock-based compensation expense	—	—	—	—	60,579	—	—	60,579
Net loss	—	—	—	—	—	—	(260,756)	(260,756)
Balances at December 31, 2024	65,909,564	$7	5,435,254	$1	$1,616,895	$(59)	$(547,052)	$1,069,792

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(260,756)	$(126,219)	$(81,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	60,579	25,563	10,325
Net accretion on marketable securities	(14,669)	(10,109)	(373)
Change in fair value of related party revenue share liability	17,940	—	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(7,563)	644	(1,491)
Other assets	(3,408)	(1,428)	(1,272)
Accounts payable	(4,049)	2,169	4,212
Accrued expenses	26,862	9,641	5,482
Net cash used in operating activities	(185,064)	(99,739)	(64,971)
Cash flows from investing activities
Purchases of marketable securities	(1,024,963)	(459,486)	(212,916)
Proceeds from maturities and sales of marketable securities	451,449	315,959	202,251
Net cash used in investing activities	(573,514)	(143,527)	(10,665)
Cash flows from financing activities
Proceeds from issuance of common stock, net	569,987	338,480	250,470
Payments of equity issuance costs	(483)	(856)	(644)
Payments of insurance costs financed by a third-party	(622)	(777)	(910)
Net cash provided by financing activities	568,882	336,847	248,916
Net increase (decrease) in cash and cash equivalents	(189,696)	93,581	173,280
Cash and cash equivalents at beginning of period	335,387	241,806	68,526
Cash and cash equivalents at end of period	$145,691	$335,387	$241,806

Supplemental disclosure of noncash financing information:
Insurance premium financed by a third-party	$—	$1,399	$1,820
Equity issuance costs	$6	$—	$90

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

The Company has incurred recurring losses since inception, including net losses of $260.8 million, $126.2 million and $81.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had an accumulated deficit of $547.1 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation and consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nuvalent Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the related party revenue share liability, the accounting for research and development contracts, including clinical trial accruals, and valuation of equity instruments. The Company bases its estimates, assumptions, and judgments on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash, cash equivalents and marketable securities may be held in accounts at financial institutions that may exceed federally insured limits. However, the Company mitigates credit risk by maintaining a diversified portfolio, placing its cash with high credit quality financial institutions and limiting the amount of investment exposure as to maturity and investment type according to its investment policy. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk beyond the standard credit risk associated with commercial banking relationships.

The Company is dependent on third-party vendors for the manufacturing of its product candidates. In particular, the Company relies, and expects to continue to rely, on a small number of vendors to manufacture materials and components required for the production of its product candidates. These programs could be adversely affected by a significant interruption in the manufacturing process.

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include money market funds and marketable securities. The Company records interest income received on cash, cash equivalents, and marketable securities to other income (expense) in the consolidated statements of operations and comprehensive loss. The Company invests its excess cash in money market funds, commercial paper, corporate bonds, government and agency securities and U.S. treasury bills.

Fair value measurements

The Company follows the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices for identical assets or liabilities in active markets.

Level 2 — quoted prices for similar assets or liabilities in active markets or inputs that are observable.

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

The Company’s cash equivalents, marketable securities, and related party revenue share liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 4).

Marketable securities

The Company accounts for marketable securities in accordance with FASB ASC Topic 320, Investments - Debt and Equity Securities. The Company’s marketable securities are classified as available-for-sale and recorded at fair value based on inputs that are observable, either directly or indirectly, such as quoted prices for identical securities in active markets (Level 1) or quoted prices for similar securities in active markets or inputs that are observable (Level 2). At the time of purchase, the Company classifies marketable securities with maturities of three months or less as cash equivalents on the consolidated balance sheets.

Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are recorded to other income (expense) in the consolidated statements of operations and comprehensive loss.

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

Fair value option for related party revenue share liability

The Company has a revenue sharing agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company, to pay a fixed low single-digit percentage rate of net sales of certain commercial products, which represents a freestanding financial instrument. In accordance with FASB ASC Topic 825, Financial Instruments, the Company elected the fair value option. Accordingly, the related party revenue share liability was measured at fair value upon issuance and is remeasured at the end of each reporting period with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The fair value of the related party revenue share liability is estimated using a discounted cash flow model to calculate the estimated payments that could become due upon commercialization. Assumptions in the model include but are not limited to the following: probability and timing of product approval, future product revenues and discount rate. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement.

Research and development and clinical trial accruals

Research and development costs are expensed as incurred. These consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation expense, employee benefits, consulting costs, and external costs of vendors engaged to conduct research, preclinical and clinical development activities.

Costs for research and development activities are expensed in the period in which they are incurred. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expenses. Determining the prepaid and accrued balances at the end of any reporting period incorporates certain judgments and estimates by management that are based on information available to the Company including information provided by employees and vendors regarding the progress to completion of specific tasks or costs incurred.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company has issued stock options and restricted stock units (“RSUs”). In accordance with ASC 718, the Company recognizes stock-based compensation expense in the consolidated statements of operations and comprehensive loss based on a stock-based award’s grant date fair value.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs, the fair value of an RSU is equal to the market price of a share of the Company’s Class A common stock on the grant date. The Company recognizes forfeitures as they occur. Stock-based compensation expense for stock-based awards is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting period. Stock-based awards generally vest over three- or four-year service periods and stock options expire after ten years.

The Company records stock-based compensation expense to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise and RSU vesting are newly-issued shares.

The assumptions used in the Company’s Black-Scholes option-pricing model for stock options are as follows:

Expected Term — As the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the Company utilizes the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin No. 107, whereby the expected term equals the arithmetical average of the vesting term and the original contractual term of the stock option.

Expected Volatility — The expected volatility is based on the historical volatility of the Company and that of similar entities within the Company’s industry for periods corresponding with the expected term of the grant.

Risk-Free Interest Rate — The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant for a period that corresponds with the expected term of the grant.

Expected Dividends — The expected dividend yield is 0% as the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend on its common stock.

The assumptions used in the Company’s Black-Scholes option-pricing model are inherently subjective and represent management’s best estimates. These assumptions involve a number of variables, uncertainties and the application of management’s judgment. If any assumptions change, the Company’s stock-based compensation expense could be materially different in the future.

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potentially dilutive common shares. For periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Recently adopted accounting pronouncements

Effective January 1, 2024, the Company retrospectively adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on an annual basis, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items. ASU 2023-07 also requires public entities with a single reportable segment to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in FASB ASC Topic 280, Segment Reporting. The Company will adopt ASU 2023-07 on an interim basis beginning January 1, 2025. The Company does not expect the impact of the adoption of this standard on an interim basis to be material to its consolidated financial statements or disclosures.

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in their tax rate reconciliations, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of the adoption of this standard to be material to its consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the impact of the adoption of this standard to be material to its consolidated financial statements or disclosures.

3. Marketable Securities

The following tables provide the amortized cost and fair value of the Company’s available-for-sale securities by security type (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$251,473	$12	$(176)	$251,309
Corporate bonds	468,673	532	(588)	468,617
Government and agency securities	162,783	132	(29)	162,886
U.S. treasury bills	89,741	60	(2)	89,799
	$972,670	$736	$(795)	$972,611

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$67,098	$26	$(44)	$67,080
Corporate bonds	193,876	328	(255)	193,949
Government and agency securities	89,044	58	(75)	89,027
U.S. treasury bills	34,469	7	(14)	34,462
	$384,487	$419	$(388)	$384,518

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Due within one year	$744,511	$744,645
Due after one year through three years	228,159	227,966
	$972,670	$972,611

The Company’s available-for-sale securities are classified as current assets as they are readily available to be converted to cash and for use in the Company’s current operations. There were no credit losses recorded during the years ended December 31, 2024 and 2023. Interest income for the years ended December 31, 2024, 2023 and 2022 was $38.4 million, $23.3 million and $4.3 million, respectively.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$135,902	$—	$—	$135,902
Marketable securities:
Commercial paper	—	251,309	—	251,309
Corporate bonds	—	468,617	—	468,617
Government and agency securities	—	162,886	—	162,886
U.S. treasury bills	—	89,799	—	89,799
	$135,902	$972,611	$—	$1,108,513
Liabilities:
Related party revenue share liability	$—	$—	$17,940	$17,940

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents	$327,055	$—	$—	$327,055
Marketable securities:
Commercial paper	—	67,080	—	67,080
Corporate bonds	—	193,949	—	193,949
Government and agency securities	—	89,027	—	89,027
U.S. treasury bills	—	34,462	—	34,462
	$327,055	$384,518	$—	$711,573

Cash equivalents were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government and agency securities, and U.S. treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the periods presented, there were no transfers in or out of Level 3. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The following table sets forth the changes in estimated fair value of the Company’s related party revenue share liability for the year ended December 31, 2024, which represents a Level 3 measurement within the fair value hierarchy (in thousands):

Estimated fair value as of December 31, 2023	$—
Change in fair value	17,940
Estimated fair value as of December 31, 2024	$17,940

The fair value of the related party revenue share liability was estimated using a discounted cash flow model to calculate the estimated payments that could become due upon commercialization. Assumptions in the model include but are not limited to the following: probability and timing of product approval, future product revenues and discount rate. Changes in fair value each reporting period are recognized as a component of other income (expense) in the statements of operations and comprehensive loss. Due to changes in certain assumptions related to the probability of product approval and the timing thereof, as well as the probability and timing of sales forecasts, the Company estimated the fair value of the related party revenue share liability to be $17.9 million as of December 31, 2024. The Company estimated the fair value of the related party revenue share liability to be de minimis as of December 31, 2023. See Note 10 for additional information regarding the revenue sharing agreement with Deerfield.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued clinical and other research and development	$25,555	$6,769
Accrued manufacturing	11,511	6,830
Accrued employee compensation and benefits	10,452	7,326
Accrued other	1,277	1,624
	$48,795	$22,549

6. Equity

In September 2024, the Company issued and sold 5,750,000 shares of its Class A common stock in an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 750,000 shares of the Company’s Class A common stock, at a public offering price of $100.00 per share (the “2024 Public Offering”). Upon the closing of the 2024 Public Offering, the Company received net proceeds of $540.0 million, after deducting equity issuance costs of $0.5 million in addition to underwriting discounts and commissions.

In October 2023, the Company issued and sold 6,160,714 shares of its Class A common stock in an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 803,571 shares of the Company’s Class A common stock, at a public offering price of $56.00 per share (the “2023 Public Offering”). Upon the closing of the 2023 Public Offering, the Company received net proceeds of $323.5 million, after deducting equity issuance costs of $0.8 million in addition to underwriting discounts and commissions.

In November 2022, the Company issued and sold 7,895,522 shares of its Class A common stock in an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 1,029,850 shares of the Company’s Class A common stock, at a public offering price of $33.50 per share (the “2022 Public Offering”). Upon the closing of the 2022 Public Offering, the Company received net proceeds of $247.9 million, after deducting equity issuance costs of $0.7 million in addition to underwriting discounts and commissions.

7. Stock-Based Compensation

The Company recorded stock-based compensation expense within its consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development expenses	$31,369	$11,600	$4,214
General and administrative expenses	29,210	13,963	6,111
	$60,579	$25,563	$10,325

As of December 31, 2024, total unrecognized compensation cost related to equity-based awards was $144.5 million, which is expected to be recognized over a weighted average period of 2.5 years.

2021 equity incentive plan

In July 2021, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs, unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares of Class A common stock reserved for issuance under the 2021 Plan is subject to increase on each January 1 thereafter by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expired or are otherwise terminated (other than by exercise) under the 2021 Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of December 31, 2024, 6,714,865 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan (as amended and restated the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount in accordance with the terms of the offering and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods beginning in December and June of each year. On the first day of each offering period, the Company will grant to each employee who is enrolled in the ESPP an option to purchase up to a whole number of shares of Class A common stock. The purchase price of each of the shares purchased in a given purchase period will be 85% of the closing price of a share of the Class A common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The number of shares of Class A common stock that may be issued under the ESPP will automatically increase on each January through January 1, 2031, by the least of (i) 473,064 shares of Class A common stock, (ii) 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the ESPP. During the year ended December 31, 2024, 11,572 shares were sold under the ESPP. As of December 31, 2024, 1,867,497 shares remained available for issuance and sale under the ESPP.

Stock options

The following table presents the range of assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2024	2023	2022
Weighted average expected option term (years)	6.0	6.0	6.0
Range of expected stock price volatility	72% — 76%	76% — 82%	76% — 81%
Weighted average expected stock price volatility	75%	80%	77%
Range of risk-free interest rate	3.5% — 4.6%	3.4% — 4.7%	1.4% — 4.2%
Expected dividend rate	0%	0%	0%

The following table summarizes the Company’s stock option activity since December 31, 2023:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2023	8,034,755	$17.66	8.06	$449,403
Granted	1,614,302	$77.46
Exercised	(1,518,096)	$18.99
Cancelled or forfeited	(150,914)	$47.78
Outstanding as of December 31, 2024	7,980,047	$28.93	7.45	$398,407
Exercisable as of December 31, 2024	4,416,671	$15.16	6.75	$278,880

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $102.3 million, $52.3 million and $10.7 million, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the date of exercise.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $53.07 per share, $23.01 per share and $11.54 per share, respectively.

RSUs

The following table summarizes the Company’s RSU activity since December 31, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	743,221	$75.04
Vested	—	$—
Forfeited	(26,300)	$72.64
Outstanding as of December 31, 2024	716,921	$75.13

8. Net Loss Per Share

The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are substantially identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote. Class B common stock is nonvoting, and each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time, subject to the ownership limitations provided for in the Company’s amended and restated certificate of incorporation. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net loss per share. As a result, basic and diluted net loss per share of Class A common stock and share of Class B common stock are equivalent.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2024	2023	2022
Options to purchase common stock	7,980,047	8,034,755	6,453,741
RSUs	716,921	—	—
	8,696,968	8,034,755	6,453,741

9. Income Taxes

The Company recognized an income tax provision of $0.8 million during the year ended December 31, 2024 as a result of investment income earned in Nuvalent Securities Corporation. The Company recognized no income tax provision during the years ended December 31, 2023 and 2022.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.7%	8.3%	6.5%
Tax credits generated	14.3%	5.7%	6.6%
Change in deferred tax asset valuation allowance	(45.8)%	(38.7)%	(35.1)%
Stock-based compensation	3.6%	3.5%	1.1%
Other	(0.1)%	0.2%	(0.1)%
Effective income tax rate	(0.3)%	—%	—%

During the years ended December 31, 2024, 2023, and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

The Company did not have any deferred tax liabilities as of December 31, 2024 and 2023. Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$56,677	$35,050
Capitalized research and development	94,002	46,240
Research and development tax credit carryforwards	52,117	15,053
Stock-based compensation	9,705	3,617
Other	7,499	930
Total deferred tax assets	220,000	100,890
Valuation allowance	(220,000)	(100,890)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of $198.7 million and $238.1 million, respectively, which may be available to offset future taxable income. The federal net operating losses include $1.2 million which expire in 2037 and $197.5 million which carryforward indefinitely, but may only be used to offset 80% of annual taxable income. The state net operating losses expire at various dates beginning in 2037. As of December 31, 2024, the Company also had federal and state research and development tax credit carryforwards of $15.7 million and $8.9 million, respectively, and federal orphan drug credits of $29.4 million, which may be available to offset future tax liabilities. The federal and state tax credit carryforwards and the federal orphan drug credits expire at various dates beginning in 2033.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”), and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards, research and development tax credit carryforwards, or the federal orphan drug credits would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards, research and development tax credit carryforwards, or the federal orphan drug credits before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

The valuation allowance increased by $119.1 million, $48.8 million and $28.7 million during the years ended December 31, 2024, 2023 and 2022, respectively, primarily as a result of increases in research and development costs capitalized under Section 174 of the IRC, research and development tax credit and net operating loss carryforwards.

As of December 31, 2024 and 2023, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2021 to the present.

10. Commitments and Contingencies

Revenue share

The Company has revenue sharing agreements with Deerfield and the Company’s scientific founder to pay each of Deerfield and the scientific founder a fixed low single-digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss (see Note 4). The Company accounts for the obligation to the scientific founder as a contingent liability and has not accrued any liability as of December 31, 2024 or 2023 under this agreement. The Company has not recorded any net sales and, as a result, has not paid any amounts under these agreements.

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

11. Segment Information

The Company is a clinical-stage biopharmaceutical company and has not generated any revenue since commencing significant operations in 2018. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of precisely targeted therapies for patients with cancer. This presentation is consistent with how the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, assesses the performance of the Company and makes operating decisions on a consolidated basis. The accounting policies of the consolidated segment are the same as those described in the summary of significant accounting policies (see Note 2). The CODM assesses performance and decides how to allocate resources based on consolidated net loss as reported on the consolidated statements of operations and comprehensive loss. The CODM uses consolidated net loss to monitor budget versus actual results, assess cash runway, and benchmark against the Company’s competitors. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company’s assets are held in the United States.

The following table sets forth the Company’s segment information (in thousands):

	Consolidated
	Year Ended December 31,
	2024	2023	2022
Program expenses related to product candidates	$(138,181)	$(70,406)	$(34,861)
Program expenses related to discovery programs	(9,178)	(8,586)	(9,833)
Personnel-related expenses (including stock-based compensation)	(104,700)	(54,788)	(29,699)
Change in fair value of related party revenue share liability	(17,940)	—	—
General and administrative professional and consultant fees	(10,854)	(6,423)	(4,599)
Other segment items(1)	(17,511)	(9,293)	(7,122)
Interest income	38,372	23,277	4,260
Income tax provision	(764)	—	—
Consolidated net loss	$(260,756)	$(126,219)	$(81,854)

(1) Other segment items included in consolidated net loss include research and development consulting fees, insurance expense, information technology expenses, and other miscellaneous expenses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, which audited the consolidated financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Director and Officer Trading Arrangements

The following table describes for the quarterly period ended December 31, 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Alexandra Balcom (Chief Financial Officer)	Adoption (December 12, 2024)	Rule 10b5-1 trading arrangement	Sale	Until December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 161,100 shares of Class A common stock(1)
Deborah Miller (Chief Legal Officer)	Adoption (November 18, 2024)	Rule 10b5-1 trading arrangement	Sale	Until November 12, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 175,000 shares of Class A common stock
Darlene Noci (Chief Development Officer)	Adoption (November 18, 2024)	Rule 10b5-1 trading arrangement	Sale	Until July 30, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 150,000 shares of Class A common stock
Henry Pelish (Chief Scientific Officer)	Adoption (November 1, 2024)	Rule 10b5-1 trading arrangement	Sale	Until October 23, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 50,000 shares of Class A common stock
Matthew Shair (Director)	Adoption (November 20, 2024)	Rule 10b5-1 trading arrangement	Sale	Until February 18, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 160,000 shares of Class A common stock

(1) This amount represents the maximum total shares that could be sold under the plan, but the amounts may change due to the sale of shares to satisfy tax withholding requirements. The total of such shares to be sold is unknown as the number will vary based on the market price of the Company’s common stock at the time of settlement.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Item 1 of this Annual Report on Form 10-K. The remaining information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which, for the avoidance of doubt, does not include the information required by Item 402(v) of Regulation S-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The financial statements, financial statement schedules, and exhibits filed as part of this Annual Report are as follows:

1. Financial Statements

See “Index to Consolidated Financial Statements” beginning on page 104 of this Annual Report.

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

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-40671	3.1	6/16/2023
3.2	Amended and Restated Bylaws of the Registrant	10-K	001-40671	3.2	3/16/2023
4.1	Specimen Class A Common Stock Certificate	S-1	333-257730	4.1	7/7/2021
4.2	Specimen Class B Common Stock Certificate	S-1	333-257730	4.2	7/7/2021
4.3	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, effective as of April 30, 2021	S-1	333-257730	4.3	7/7/2021
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-40671	4.4	3/29/2022
10.1#	2021 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-257730	10.2	7/26/2021
10.2#	Revised Form of Restricted Stock Unit Award Agreement under 2021 Stock Option and Incentive Plan	10-K	001-40671	10.2	2/27/2024
10.3#	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) under 2021 Stock Option and Incentive Plan	8-K	001-40671	99.1	12/9/2024
10.4#	Amended and Restated 2021 Employee Stock Purchase Plan	10-Q	001-40671	10.1	8/10/2022
10.5#	Form of Indemnification Agreement between the Registrant and each of its directors	S-1	333-257730	10.4	7/7/2021
10.6#	Form of Indemnification Agreement between the Registrant and each of its executive officers	S-1	333-257730	10.5	7/7/2021
10.7#	Senior Executive Cash Incentive Bonus Plan	S-1	333-257730	10.6	7/7/2021
10.8#α	Form of Executive Employment Agreement, as amended	10-Q	001-40671	10.2	11/12/2024
10.9#	Non-Employee Director Compensation Policy	10-Q	001-40671	10.1	5/9/2024
10.10#	Employment Agreement, by and between the Registrant and James R. Porter, effective August 2, 2021	S-1	333-257730	10.9	7/7/2021
10.11#	Amendment to Employment Agreement by and between the Registrant and James R. Porter, dated as of November 5, 2024	10-Q	001-40671	10.1	11/12/2024
10.12†	Amended and Restated Revenue Sharing Agreement, by and between the Registrant and Matthew Shair, effective as of February 2, 2017	S-1	333-257730	10.11	7/7/2021
10.13†	Amended and Restated Revenue Sharing Agreement, by and between the Registrant, Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P., effective as of February 2, 2017	S-1	333-257730	10.12	7/7/2021
10.14	Sales Agreement, by and between the Registrant and Cowen and Company, LLC, effective as of August 10, 2022	S-3	333-266731	1.2	8/10/2022
10.15	Amendment No. 1 to the Sales Agreement with Cowen and Company, LLC, effective as of October 31, 2022	8-K	001-40671	1.2	11/1/2022

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
19.1	Amended and Restated Insider Trading Policy					X
21.1	Subsidiaries of the Registrant	10-K	001-40671	21.1	3/29/2022
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Nuvalent Inc. Dodd-Frank Compensation Recovery Policy	10-K	001-40671	97.1	2/27/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
α	Nuvalent, Inc. has entered into an Executive Employment Agreement, as amended, with each of Alexandra Balcom, Deborah Miller, Darlene Noci, Henry E. Pelish and Christopher D. Turner.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
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

NUVALENT, INC.

Date: February 27, 2025	By:	/s/ James R. Porter
James R. Porter, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Porter	President, Chief Executive Officer and Director	February 27, 2025
James R. Porter, Ph.D.	(Principal Executive Officer)

/s/ Alexandra Balcom	Chief Financial Officer	February 27, 2025
Alexandra Balcom	(Principal Financial Officer and Principal Accounting Officer)

/s/ Grant Bogle	Director	February 27, 2025
Grant Bogle

/s/ Emily Drabant Conley	Director	February 27, 2025
Emily Drabant Conley, Ph.D.

/s/ Gary Gilliland	Director	February 27, 2025
Gary Gilliland, M.D., Ph.D.

/s/ Andrew A. F. Hack	Director	February 27, 2025
Andrew A. F. Hack, M.D., Ph.D.

/s/ Michael L. Meyers	Director	February 27, 2025
Michael L. Meyers, M.D., Ph.D.

/s/ Joseph Pearlberg	Director	February 27, 2025
Joseph Pearlberg, M.D., Ph.D.

/s/ Anna Protopapas	Director	February 27, 2025
Anna Protopapas

/s/ Matthew Shair	Director	February 27, 2025
Matthew Shair, Ph.D.

/s/ Sapna Srivastava	Director	February 27, 2025
Sapna Srivastava, Ph.D.

/s/ Cameron A. Wheeler	Director	February 27, 2025
Cameron A. Wheeler, Ph.D.