Form 10-Q
period 2025-03-31
Nuvalent, Inc.
filed 2025-05-08
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 66,373,511 shares of Class A common stock, $0.0001 par value per share outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

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
•
our need for and ability to attract and retain key scientific, management, sales and marketing and other personnel;
•
the impact of laws and regulations;
•
developments relating to our competitors and our industry;
•
the effect of public health emergencies, natural disasters or geopolitical events, including actual or threatened tariffs or other changes in trade policy, civil or political unrest or military conflicts, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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
•
We have never commercialized a product candidate as a company before and currently lack substantially all of the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators;
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
•
If we are unable to establish adequate sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUVALENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$120,835	$145,691
Marketable securities	952,390	972,611
Prepaid expenses and other current assets	13,328	14,146
Total current assets	1,086,553	1,132,448
Other assets	19,253	9,304
Total assets	$1,105,806	$1,141,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,165	$5,225
Accrued expenses and other current liabilities	48,869	48,795
Total current liabilities	75,034	54,020
Related party revenue share liability	19,370	17,940
Other liabilities	345	—
Total liabilities	94,749	71,960
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 66,325,053 shares and 65,909,564 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,641,829	1,616,895
Accumulated other comprehensive income (loss)	854	(59)
Accumulated deficit	(631,634)	(547,052)
Total stockholders’ equity	1,011,057	1,069,792
Total liabilities and stockholders’ equity	$1,105,806	$1,141,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$74,418	$38,634
General and administrative	20,394	13,954
Total operating expenses	94,812	52,588
Loss from operations	(94,812)	(52,588)
Other income (expense)
Change in fair value of related party revenue share liability	(1,430)	—
Interest income and other income (expense), net	11,817	8,489
Total other income (expense), net	10,387	8,489
Loss before income taxes	(84,425)	(44,099)
Income tax provision	157	383
Net loss	$(84,582)	$(44,482)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.18)	$(0.69)
Weighted average shares of Class A and Class B common stock outstanding, basic and diluted	71,607,546	64,150,588
Comprehensive loss
Net loss	$(84,582)	$(44,482)
Other comprehensive income (loss)
Unrealized gains (losses) on marketable securities	913	(1,349)
Comprehensive loss	$(83,669)	$(45,831)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	65,909,564	$7	5,435,254	$1	$1,616,895	$(59)	$(547,052)	$1,069,792
Issuance of common stock upon exercise of stock options and restricted stock unit vesting	415,489	—	—	—	4,554	—	—	4,554
Unrealized gains on marketable securities	—	—	—	—	—	913	—	913
Stock-based compensation expense	—	—	—	—	20,380	—	—	20,380
Net loss	—	—	—	—	—	—	(84,582)	(84,582)
Balances at March 31, 2025	66,325,053	$7	5,435,254	$1	$1,641,829	$854	$(631,634)	$1,011,057

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	58,629,896	$6	5,435,254	$1	$986,819	$31	$(286,296)	$700,561
Issuance of common stock upon exercise of stock options	425,737	—	—	—	6,452	—	—	6,452
Unrealized losses on marketable securities	—	—	—	—	—	(1,349)	—	(1,349)
Stock-based compensation expense	—	—	—	—	13,857	—	—	13,857
Net loss	—	—	—	—	—	—	(44,482)	(44,482)
Balances at March 31, 2024	59,055,633	$6	5,435,254	$1	$1,007,128	$(1,318)	$(330,778)	$675,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(84,582)	$(44,482)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	20,380	13,857
Net accretion on marketable securities	(4,283)	(3,382)
Change in fair value of related party revenue share liability	1,430	—
Other non-cash	32	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	818	(1,074)
Other assets	(9,183)	(3,076)
Accounts payable	20,940	4,122
Accrued expenses and other liabilities	(373)	(2,052)
Net cash used in operating activities	(54,821)	(36,087)
Cash flows from investing activities
Purchases of marketable securities	(277,177)	(283,019)
Proceeds from maturities of marketable securities	302,594	76,248
Net cash provided by (used in) investing activities	25,417	(206,771)
Cash flows from financing activities
Proceeds from issuance of common stock	4,554	6,452
Payments of equity issuance costs	(6)	—
Payments of insurance costs financed by a third-party	—	(466)
Net cash provided by financing activities	4,548	5,986
Net decrease in cash and cash equivalents	(24,856)	(236,872)
Cash and cash equivalents at beginning of period	145,691	335,387
Cash and cash equivalents at end of period	$120,835	$98,515

Supplemental disclosure of noncash investing and financing information:
Operating lease right-of-use asset	$798	$—

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

The Company is subject to risks similar to those of other pre-commercial stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, the need for adequate financing to fund the development of its product candidates, the need to obtain and maintain adequate protection for the Company’s intellectual property, and the impact of geopolitical events on the Company’s business. There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained and maintained, that any product candidates will receive required regulatory approval or that approved products, if any, will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

The Company has incurred recurring losses since inception, including net losses of $84.6 million for the three months ended March 31, 2025 and $260.8 million for the year ended December 31, 2024. As of March 31, 2025, the Company had an accumulated deficit of $631.6 million. The Company expects to continue to generate net losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these condensed consolidated financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), on file with the SEC.

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

Recently adopted accounting pronouncements

Effective January 1, 2025, the Company retrospectively adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on an interim basis, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items. ASU 2023-07 also requires public entities with a single reportable segment to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 280, Segment Reporting.

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

3. Marketable Securities

The following tables provide the amortized cost and fair value of the Company’s available-for-sale securities by security type (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$145,948	$5	$(69)	$145,884
Corporate bonds	593,231	999	(329)	593,901
Government and agency securities	191,926	286	(37)	192,175
U.S. treasury bills	20,431	—	(1)	20,430
	$951,536	$1,290	$(436)	$952,390

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$251,473	$12	$(176)	$251,309
Corporate bonds	468,673	532	(588)	468,617
Government and agency securities	162,783	132	(29)	162,886
U.S. treasury bills	89,741	60	(2)	89,799
	$972,670	$736	$(795)	$972,611

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
Due within one year	$579,964	$580,104
Due after one year through three years	371,572	372,286
	$951,536	$952,390

The Company’s available-for-sale securities are classified as current assets as they are readily available to be converted to cash and for use in the Company’s current operations. There were no credit losses recorded during the three months ended March 31, 2025 and 2024. Interest income for the three months ended March 31, 2025 and 2024 was $11.8 million and $8.5 million, respectively.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$92,435	$—	$—	$92,435
Marketable securities:
Commercial paper	—	145,884	—	145,884
Corporate bonds	—	593,901	—	593,901
Government and agency securities	—	192,175	—	192,175
U.S. treasury bills	—	20,430	—	20,430
	$92,435	$952,390	$—	$1,044,825
Liabilities:
Related party revenue share liability	$—	$—	$19,370	$19,370

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$135,902	$—	$—	$135,902
Marketable securities:
Commercial paper	—	251,309	—	251,309
Corporate bonds	—	468,617	—	468,617
Government and agency securities	—	162,886	—	162,886
U.S. treasury bills	—	89,799	—	89,799
	$135,902	$972,611	$—	$1,108,513
Liabilities:
Related party revenue share liability	$—	$—	$17,940	$17,940

Cash equivalents were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government and agency securities, and U.S. treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three months ended March 31, 2025 and 2024, there were no transfers in or out of Level 3. The carrying values of the Company’s accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these liabilities.

The following table sets forth the changes in estimated fair value of the Company’s related party revenue share liability for the three months ended March 31, 2025, which represents a Level 3 measurement within the fair value hierarchy (in thousands):

Estimated fair value as of December 31, 2024	$17,940
Change in fair value	1,430
Estimated fair value as of March 31, 2025	$19,370

The fair value of the related party revenue share liability was estimated using a discounted cash flow model to calculate the estimated payments that could become due upon commercialization. Assumptions in the model include but are not limited to the following: probability and timing of product approval, future product revenues and discount rate. Changes in fair value each reporting period are recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. See Note 8 for additional information regarding the revenue sharing agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued clinical and other research and development	$24,306	$25,555
Accrued manufacturing	17,874	11,511
Accrued employee compensation and benefits	5,016	10,452
Accrued other and other current liabilities	1,673	1,277
	$48,869	$48,795

6. Stock-Based Compensation

The Company recorded stock-based compensation expense within its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$11,431	$6,663
General and administrative expenses	8,949	7,194
	$20,380	$13,857

Under the 2021 Plan (as defined below), the Company has granted stock options and restricted stock units (“RSUs”), both of which are subject to service-based vesting conditions. In 2025, the Company also granted RSUs with performance-based vesting conditions (“PSUs”) under the 2021 Plan. Stock-based compensation expense for stock awards with performance-based vesting conditions is recognized when the performance-based vesting condition is deemed probable to occur. As of March 31, 2025, the performance-based vesting conditions were deemed not probable to occur, and accordingly, no stock-based compensation expense related to PSUs was recognized during the three months ended March 31, 2025.

As of March 31, 2025, total unrecognized compensation cost, excluding unrecognized compensation cost related to PSUs, was $190.3 million, which is expected to be recognized over a weighted average period of 2.6 years. As of March 31, 2025, total unrecognized compensation cost related to PSUs was $11.2 million, which will be recognized when the performance-based vesting conditions are deemed probable to occur.

2021 equity incentive plan

In July 2021, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs (including PSUs), unrestricted stock awards, cash-based awards and dividend equivalent rights. Stock awards granted under the 2021 Plan with service-based vesting conditions generally vest over three- or four-year service periods, and stock options expire after ten years. As of March 31, 2025, 9,039,738 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount in accordance with the terms of the offering and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods beginning in December and June of each year. As of March 31, 2025, 2,340,561 shares of Class A common stock remained available for issuance under the ESPP.

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2024:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2024	7,980,047	$28.93	7.45	$398,407
Granted	799,494	$78.57
Exercised	(217,922)	$20.90
Cancelled or forfeited	(36,856)	$78.19
Outstanding as of March 31, 2025	8,524,763	$33.58	7.44	$334,258
Exercisable as of March 31, 2025	4,767,097	$16.91	6.58	$258,901

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $11.8 million and $28.0 million, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the date of exercise.

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $52.41 per share and $51.92 per share, respectively.

RSUs

The following table summarizes the Company’s RSU activity since December 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2024	716,921	$75.13
Granted	488,475	$78.24
Vested	(197,567)	$73.81
Forfeited	(8,746)	$86.61
Outstanding as of March 31, 2025	999,083	$76.81

The RSU activity above includes 145,595 PSUs granted during the three months ended March 31, 2025, of which none have vested. The total fair value of RSUs vested during the three months ended March 31, 2025 was $14.6 million. No RSUs vested during the three months ended March 31, 2024.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2025	2024
Options to purchase common stock	8,524,763	8,703,918
RSUs	999,083	618,990
	9,523,846	9,322,908

8. Commitments and Contingencies

Revenue share

The Company has revenue sharing agreements with Deerfield and the Company’s scientific founder to pay each of Deerfield and the scientific founder a fixed low single-digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss (see Note 4). The Company accounts for the obligation to the scientific founder as a contingent liability and has not accrued any liability as of March 31, 2025 or December 31, 2024 under this agreement. The Company has not recorded any net sales and, as a result, has not paid any amounts under these agreements.

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

9. Segment Information

The Company is a clinical-stage biopharmaceutical company and has not generated any revenue since commencing significant operations in 2018. The Company’s operations are organized and reported as one reportable segment, which includes all activities related to the discovery, development, and commercialization of precisely targeted therapies for patients with cancer. This presentation is consistent with how the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, assesses the performance of the Company and makes operating decisions on a consolidated basis. The accounting policies of the consolidated segment are the same as those described in Note 2 of the Company’s Annual Report. The CODM assesses performance and decides how to allocate resources based on consolidated net loss as reported on the consolidated statements of operations and comprehensive loss. The CODM uses consolidated net loss to monitor budget versus actual results, assess cash runway, and benchmark against the Company’s competitors. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company’s assets are held in the United States.

The following table sets forth the Company’s segment information (in thousands):

	Consolidated
	Three Months Ended March 31,
	2025	2024
Direct external expenses by program
Zidesamtinib	$(15,551)	$(10,366)
Neladalkib	(28,007)	(9,731)
NVL-330	(3,961)	(1,972)
Discovery programs	(2,133)	(2,100)
Personnel-related expenses (including stock-based compensation)	(35,308)	(23,328)
General and administrative professional and consultant fees	(2,866)	(2,025)
Change in fair value of related party revenue share liability	(1,430)	—
Interest income	11,835	8,495
Other segment items(1)	(7,004)	(3,072)
Income tax provision	(157)	(383)
Consolidated net loss	$(84,582)	$(44,482)

(1) Other segment items included in consolidated net loss include expenses for research and development consulting services, commercialization preparation activities, information technology, insurance, and other miscellaneous activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 27, 2025 (2024 Form 10-K). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report and our other filings with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Candidate Overview

Zidesamtinib (NVL-520)

Our first lead product candidate, zidesamtinib (NVL-520), is being developed for patients with ROS proto-oncogene 1 (ROS1)-positive non-small cell lung cancer (NSCLC). Zidesamtinib is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, central nervous system (CNS)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (TKIs). Zidesamtinib has received FDA Breakthrough Therapy designation for the treatment of patients with ROS1-positive metastatic NSCLC who have previously been treated with two or more prior ROS1 TKIs, and orphan drug designation for ROS1-positive NSCLC.

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

At the European Society for Medical Oncology (ESMO) Congress in September 2024, we presented updated data from the Phase 1 dose-escalation portion of the ARROS-1 clinical trial based on a data cut-off date of July 1, 2024. Data presented showed that treatment with zidesamtinib resulted in durable clinical responses in heavily pre-treated patients with ROS1-positive NSCLC, including in subgroups of patients who had likely exhausted all available therapies, including lorlatinib and/or repotrectinib, had a history of brain metastases, or had the G2032R resistance mutation. Additionally, zidesamtinib was well-tolerated with a preliminary safety profile that was favorable and consistent with its ROS1-selective, tropomyosin receptor kinase (TRK)-sparing design.

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

We believe that the previously presented data in heavily pre-treated patients could have the potential to translate to deep, durable responses in the front-line setting. In the first half of 2025, we plan to initiate a Phase 3 clinical trial, which we refer to as the ALKAZAR trial, with registrational intent for TKI-naïve patients. The ALKAZAR trial will be a global, randomized, controlled trial designed to evaluate neladalkib versus the current standard of care for the treatment of patients with TKI-naïve ALK-positive NSCLC. Patients will be randomized 1:1 to receive neladalkib monotherapy or ALECENSA® (alectinib) monotherapy, reflecting input from collaborating physician-scientists and alignment with the FDA. The ALKAZAR trial is designed to enroll approximately 450 patients with TKI-naïve ALK-positive NSCLC. The primary endpoint is progression free survival (PFS) based on Blinded Independent Central Review (BICR). Secondary endpoints include overall survival, PFS based on investigator’s assessment, time to intracranial response, and BICR assessment of intracranial objective response rate, intracranial duration of response, objective response rate, duration of response, time to intracranial progression, and safety.

NVL-330

Our third product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical needs of treating tumors driven by HER2 mutations and alterations, including HER2 exon 20 insertion mutations (HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor receptor (EGFR). Preclinical data have shown that NVL-330 inhibited a broad range of HER2 oncogenic alterations, including HER2ex20, in cell-based assays, was brain penetrant and was selective for HER2 oncogenic alterations over the structurally related wild-type EGFR.

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

We have incurred significant net losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of our product candidates. We reported net losses of $84.6 million for the three months ended March 31, 2025, and $260.8 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $631.6 million. We expect to incur significant expenses at an increasing rate and significant net losses for the foreseeable future. We expect our expenses and capital requirements will increase substantially in connection with ongoing activities, particularly if and as we:

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
•
attract, hire and retain additional clinical, scientific, management, sales and marketing and administrative personnel;
•
maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know-how;
•
acquire or in-license other product candidates and technologies; and
•
operate as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development of, obtain regulatory approval for and successfully commercialize one or more of our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capabilities to support product sales, marketing and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company.

As a result, we may need additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including actual or threatened tariffs or other changes in trade policy, civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $1.1 billion. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. See “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Operating expenses

Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Research and development expenses

Research and development expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel engaged in research and development functions; costs incurred in connection with the advancement of our discovery programs and product candidates in preclinical and clinical studies, including under agreements with contract research organizations (CROs); and the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical and clinical studies, including under agreements with contract manufacturing organizations (CMOs).

We track our direct external research and development expenses on a program-by-program basis, including costs incurred with our CROs and CMOs, in connection with our preclinical, clinical and manufacturing activities. Costs incurred prior to nominating a development candidate are included in discovery programs. We do not allocate employee costs or other indirect costs to specific product development programs because these costs are deployed across multiple programs and, as such, are not separately classified.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, commercial and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services, as well as fees for commercialization preparation activities. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the growth of our organization as well as prepare for the potential commercial launch of our product candidates.

Other income (expense)

Change in fair value of related party revenue share liability

We have a revenue sharing agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, Deerfield), each an investor in the Company, to pay Deerfield a fixed low single-digit percentage rate of net sales of certain commercial products. We account for the liability to Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss.

Interest income and other income (expense), net

Interest income and other income (expense), net consists of interest income earned on our cash, cash equivalents and marketable securities and other income (expense) unrelated to our core operations.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses
Research and development	$74,418	$38,634	$35,784
General and administrative	20,394	13,954	6,440
Total operating expenses	94,812	52,588	42,224
Loss from operations	(94,812)	(52,588)	(42,224)
Other income (expense)
Change in fair value of related party revenue share liability	(1,430)	—	(1,430)
Interest income and other income (expense), net	11,817	8,489	3,328
Total other income (expense), net	10,387	8,489	1,898
Loss before income taxes	(84,425)	(44,099)	(40,326)
Income tax provision	157	383	(226)
Net loss	$(84,582)	$(44,482)	$(40,100)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Direct external research and development expenses by program:
Zidesamtinib	$15,551	$10,366	$5,185
Neladalkib	28,007	9,731	18,276
NVL-330	3,961	1,972	1,989
Discovery programs	2,133	2,100	33
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	22,235	13,166	9,069
Other	2,531	1,299	1,232
Total research and development expenses	$74,418	$38,634	$35,784

Research and development expenses were $74.4 million for the three months ended March 31, 2025, compared to $38.6 million for the three months ended March 31, 2024. The increase in direct external research and development expenses related to zidesamtinib of $5.2 million was primarily due to costs related to the ongoing Phase 2 portion of the ARROS-1 clinical trial. The increase in direct external research and development expenses related to neladalkib of $18.3 million was primarily due to increased costs related to the ongoing Phase 2 portion of the ALKOVE-1 clinical trial and preparation for the planned initiation of the Phase 3 ALKAZAR clinical trial in the first half of 2025, and increased manufacturing costs. The increase in personnel-related expenses of $9.1 million was primarily due to an increase of $4.7 million in stock-based compensation expense and an increase in headcount. For the three months ended March 31, 2025 and 2024, stock-based compensation expense was $11.4 million and $6.7 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Personnel-related (including stock-based compensation)	$13,073	$10,162	$2,911
Professional and consultant fees	2,866	2,025	841
Other	4,455	1,767	2,688
Total general and administrative expenses	$20,394	$13,954	$6,440

General and administrative expenses were $20.4 million for the three months ended March 31, 2025, compared to $14.0 million for the three months ended March 31, 2024. The increase in personnel-related expenses of $2.9 million was primarily due to an increase of $1.7 million in stock-based compensation expense and an increase in headcount. For the three months ended March 31, 2025 and 2024, stock-based compensation expense was $8.9 million and $7.2 million, respectively. The increase in other expenses of $2.7 million was primarily due to costs incurred in preparation for the potential commercial launch of our product candidates.

Other income (expense)

Interest income and other income (expense), net

Interest income and other income (expense), net for the three months ended March 31, 2025 and 2024, consisted primarily of interest income of $11.8 million and $8.5 million, respectively. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses. We have not yet commercialized any of our product candidates and our ability to generate revenue from product sales will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of one or more of our product candidates. Through March 31, 2025, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes, debt financing from stockholders and proceeds from the sale of common stock in our public offerings. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $1.1 billion and accounts payable and accrued expenses and other current liabilities of $75.0 million.

In August 2022, we entered into a Sales Agreement (as amended, the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. In October 2022, we entered into Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that we may sell under the ATM Facility to $135.0 million. As of March 31, 2025, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(54,821)	$(36,087)
Net cash provided by (used in) investing activities	25,417	(206,771)
Net cash provided by financing activities	4,548	5,986
Net decrease in cash and cash equivalents	$(24,856)	$(236,872)

Operating activities

During the three months ended March 31, 2025, operating activities used $54.8 million of cash, resulting from our net loss of $84.6 million adjusted for non-cash items, primarily stock-based compensation expense of $20.4 million, net accretion on marketable securities of $4.3 million and change in fair value of related party revenue share liability of $1.4 million, and net cash provided by changes in our operating assets and liabilities of $12.2 million. The increase in our net loss was primarily due to increased clinical trial and manufacturing costs to support the development of our product candidates, increased personnel-related expenses due to the growth of our Company and increased costs incurred in preparation for the potential commercial launch of our product candidates, partially offset by increased interest income due to an increase in cash, cash equivalents and marketable securities. Net cash provided by changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $20.9 million, partially offset by an increase in other assets of $9.2 million.

During the three months ended March 31, 2024, operating activities used $36.1 million of cash, resulting from our net loss of $44.5 million adjusted for non-cash items, including stock-based compensation expense of $13.9 million and net accretion on marketable securities of $3.4 million, and net cash used by changes in our operating assets and liabilities of $2.1 million. Net cash used by changes in our operating assets and liabilities was due to an increase in other assets of $3.1 million and an increase in prepaid expenses and other current assets of $1.1 million, partially offset by a net increase in accounts payable and accrued expenses and other liabilities of $2.1 million.

Changes in prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other liabilities were generally due to growth in our business, the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2025, net cash provided by investing activities was $25.4 million, due to proceeds from maturities of marketable securities of $302.6 million, partially offset by purchases of marketable securities of $277.2 million.

During the three months ended March 31, 2024, net cash used in investing activities was $206.8 million, due to purchases of marketable securities of $283.0 million, partially offset by proceeds from maturities of marketable securities of $76.2 million.

Financing activities

During the three months ended March 31, 2025, net cash provided by financing activities was $4.5 million, primarily due to proceeds from the exercise of common stock options of $4.6 million.

During the three months ended March 31, 2024, net cash provided by financing activities was $6.0 million, primarily due to proceeds from the exercise of common stock options of $6.5 million.

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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $1.1 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2024 Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2024 Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our cash, cash equivalents and marketable securities. As of March 31, 2025 we had $120.8 million in cash and cash equivalents and $952.4 million in marketable securities classified as available-for-sale securities. We invest our excess cash in money market funds, commercial paper, corporate bonds, government and agency securities and U.S. treasury bills. We mitigate credit risk by maintaining a diversified portfolio, placing our cash with high credit quality financial institutions and limiting the amount of investment exposure as to maturity and investment type according to our investment policy. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2025, we were not party to any material legal proceedings.

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

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in January 2017 and commenced significant operations in 2018, have never completed a Phase 2 or Phase 3 clinical trial, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to zidesamtinib (NVL-520), our ROS1-selective inhibitor, neladalkib (NVL-655), our ALK-selective inhibitor, NVL-330, our HER2-selective inhibitor, and our discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, preparing for potential commercialization and providing general and administrative support for these operations.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $84.6 million for the three months ended March 31, 2025, and $260.8 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $631.6 million. We have not yet completed any Phase 2 or Phase 3 clinical trials and our ability to generate revenue from product sales will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of one or more of our product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to incur significant expenses at an increasing rate and significant net losses for the foreseeable future. The net losses we incur may fluctuate from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the pace of our development activities and the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve our objectives relating to the discovery, development and commercialization of our product candidates.

We rely on our team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and our patient-driven approach to develop our product candidates. Our business depends significantly on the success of our approach and the development and commercialization of the product candidates that we discover with this approach. We have no products approved for commercial sale, and we have not generated any revenue to date. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

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

We may be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including actual or threatened tariffs or other changes in trade policy, civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We have initiated Phase 1/2 clinical trials of zidesamtinib and neladalkib and a Phase 1 clinical trial of NVL-330. We plan to initiate a Phase 3 clinical trial for neladalkib in the first half of 2025. Our ability to generate product revenue will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by an institutional review board (IRB) or independent ethics committee (IEC) of the institutions in which such trials are being conducted, by a data monitoring committee for such trial or by the FDA or foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/IECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan (DAP) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, if the DAP guidance is finalized, it would have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are to be specified in FDA guidance.

Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The Clinical Trials Regulation (EU) No 536/2014CTR (the CTR), which was adopted in April 2014 and repealed the Clinical Trials Directive 2001/20/EC (Clinical Trials Directive), became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an IEC, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

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

Further, under the Pediatric Research Equity Act (PREA), an NDA or supplement to an NDA for certain drug products must contain data to assess the safety, potency and purity of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe, potent and pure, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety, potency and purity data need to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and the sponsor’s response. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee.

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

We have never commercialized a product candidate as a company before and currently lack substantially all of the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

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

In particular, there is intense competition in the field of oncology. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit and retain qualified personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We expect to face competition from existing products and products in development for each of our lead programs and in particular, our competitors that are developing product candidates often have the advantage of significant financial resources.

For zidesamtinib, there are currently three ROS1-targeted kinase inhibitors approved by the FDA for use in TKI-naïve ROS1-positive NSCLC: crizotinib, entrectinib and repotrectinib. Crizotinib has also received approval for treatment of ALK-positive NSCLC. Lorlatinib is another therapy recommended for use in ROS1-positive NSCLC patients according to the National Comprehensive Cancer Network guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC, and has demonstrated CNS activity as reported in its prescribing information. Taletrectinib is a dual TRK/ROS1 inhibitor and is in development by Nuvation Bio, Inc. for patients with ROS1-positive NSCLC. The FDA has accepted Nuvation Bio, Inc.’s NDA for taletrectinib for priority review.

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

For NVL-330, there is currently one antibody-drug conjugate approved by the FDA for the treatment of HER2 mutant NSCLC: fam-trastuzumab deruxtecan-nxki. There are no kinase inhibitors approved for this patient population. The FDA has accepted for priority review Boehringer Ingelheim Pharmaceuticals, Inc.’s NDA for zongertinib (BI-1810631) for the treatment of adult patients with unresectable or metastatic NSCLC whose tumors have HER2 mutations and who have received prior systemic therapy. Other kinase inhibitors in development for patients with HER2 mutant NSCLC include Shanghai Hengrui Pharmaceutical Co., Ltd.’s pyrotinib and Enliven Therapeutics’ ELVN-002.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the U.S. Supreme Court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which previously required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the U.S. Administrative Procedure Act (APA). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the U.S. Supreme Court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty, delays and other impacts, any of which could adversely impact our business and operations.

Our ability to develop and market new drug products may also be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product that was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the U.S. Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the District Court in Texas challenging the FDA’s actions. On January 16, 2025, the District Court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, substantial uncertainty remains as to how, if at all, the new presidential administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in our trials resulting from geopolitical events, including actual or threatened tariffs or other changes in trade policy, civil or political unrest or military conflicts.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (MHRA) is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure (IRP) will apply, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include the EMA and regulators in the EU/European Economic Area (EEA) Member States for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the FDA’s non-binding policies governing the distribution of scientific information on unapproved uses of approved products to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths, weaknesses, validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. In addition, under recent guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act (CAA), companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. While a randomized controlled trial is the preferred approach, the guidance states that there can be circumstances wherein a single-arm trial is appropriate in the development of a drug for accelerated approval. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe the FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, we would need to observe the FDA’s guidances closely should our products qualify for accelerated approval.

Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner of the FDA or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that is granted accelerated approval.

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

In the EU, we may seek PRIME for some of our product candidates in the future. PRIME is a voluntary program launched by the EMA that is aimed at enhancing the scientific and regulatory support for the development and accelerated assessment of new product candidates that target an unmet medical need. PRIME is aimed to offer early and proactive support to sponsors to optimize the generation of robust data on the product’s benefits and risks and enable accelerated regulatory assessment of new marketing applications. To be eligible for PRIME, a product candidate must meet the eligibility criteria in respect to its potential to offer a major therapeutic advantage over existing treatments, or benefit patients who do not have any treatment options. The benefits of PRIME include the appointment of a Committee for Medicinal Products for Human Use (CHMP) rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. We may apply for PRIME and it may not be granted. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021. In Catalyst Pharms., Inc. v. Becerra (Catalyst), the court held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity, and on April 17, 2025, the FDA appealed this decision. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with passage of the Inflation Reduction Act of 2022 (IRA) in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. In addition, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The IRA also capped Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.

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

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also capped Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

On June 6, 2023, Merck & Co., Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, Boehringer Ingelheim and Teva Pharmaceuticals, also filed lawsuits in various courts with constitutional and Administrative Procedure Act claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

More recently, on April 15, 2025, President Trump issued an executive order which directs HHS to take steps to reduce the prices of pharmaceutical products (the Order). The Order repeats many of the proposals advanced during the first Trump administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

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

There are multiple privacy and data security laws that may impact our business activities in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, for example, under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. We are not currently classified as a covered entity or business associate under HIPAA. Thus, we are not directly subject to HIPAA’s requirements or penalties. The healthcare providers, including certain research institutions from which we may obtain patient or subject health information, may be subject to privacy, security, and breach notification requirements under HIPAA. Additionally, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face criminal penalties if we knowingly receive individually identifiable health information from a HIPAA covered entity, business associate or subcontractor that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health and genetic information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, in addition to risks and obligations related to HIPAA, we also may be subject to various state laws regulating the use or disclosure of this information or requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and CHMP, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner, accordingly.

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force (RIF) across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for HHS, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 19, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission (FTC) and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws are also being considered at both the state and federal levels. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The FTC is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

New laws are also being considered and implemented at the state level. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. The CCPA imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. Further, in November 2020, California voters passed the California Privacy Rights Act (CPRA), which significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. While certain of our business activities will not be subject to these laws, it remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced.

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that have passed comprehensive privacy laws that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and additional states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Our business activities may be subject to the Foreign Corrupt Practices Act (FCPA) and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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

As of March 31, 2025, we had 162 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2025, we had 162 full-time employees, including 119 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

The Trump administration has recently threatened to impose and imposed a series of tariffs on U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA) and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which were a minimum of 145% as of April 30, 2025), and Canada and Mexico (which were 25% as of April 30, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that may hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations (CDMOs) and other service providers that operate in China.

Separately, on April 16, 2025, the U.S. Department of Commerce (Commerce Department) announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients (API), and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by President Trump whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that President Trump must decide whether to act within 90 days of receiving the report.

As a result of changes in tariffs and trade restrictions that have been announced and/or implemented and the underlying uncertainty currently surrounding international trade, we could experience a negative impact on our costs of materials or supply chain disruptions and delays. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

Some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies, including WuXi AppTec and WuXi Biologics (collectively, WuXi), over alleged ties to the Chinese military. Escalating tensions between the U.S. and China may prevent or hinder the export of materials or technical information among us, our CDMOs and other relevant third parties, such as pharmaceutical partners.

In addition, in September 2024 during the 118th Congress, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333), which named several Chinese biotechnology companies of concern including WuXi. Although the BIOSECURE Act was not passed by Congress, if it had been enacted into law, the legislation would have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities’ transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. If the BIOSECURE Act becomes law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

If we are unable to establish adequate sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.

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

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for general project management, in-person oversight and for compliance with cGMP regulations for manufacturing both API and finished drug products. To date, we have obtained API and drug product for our product candidates from a limited group of third-party contract manufacturers, and we continue to develop our supply chain for each of our product candidates. As we advance our product candidates through development and into commercialization, if approved, we will continue to take steps to protect against any potential supply disruptions through the use of a safety stock strategy and by maintaining relationships and contracting with additional suppliers. However, we may be unsuccessful in maintaining or putting in place additional framework agreements or protecting against potential supply disruptions.

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
•
collaborators may de-emphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
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
•
the impact of any public health emergencies, natural disasters, or geopolitical events, including actual or threatened tariffs or other changes in trade policy, civil or political unrest or military conflicts; and
•
general economic, political, industry and market conditions.

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

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. Compensation cost for stock-based awards with performance-based vesting conditions is recognized when the performance-based vesting condition is deemed probable to occur. As the variables that we use as a basis for valuing these awards change over time, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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

Global credit and financial markets have experienced extreme instability, volatility and disruptions in the past several years due to a number of factors, including the COVID-19 pandemic, ongoing military conflicts, bank failures and other market-influencing developments, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in interest rates, declines in economic growth, increases in unemployment rates, increases in inflation and uncertainty about international trade policy and economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to changes in trade policy, public health emergencies, military conflicts, bank failures or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended March 31, 2025.

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

NUVALENT, INC.

Date: May 8, 2025	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)