Form 10-Q
period 2025-06-30
Nuvalent, Inc.
filed 2025-08-07
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2025, the registrant had 66,669,583 shares of Class A common stock, $0.0001 par value per share outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUVALENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$127,470	$145,691
Marketable securities	878,128	972,611
Prepaid expenses and other current assets	14,012	14,146
Total current assets	1,019,610	1,132,448
Other assets	20,933	9,304
Total assets	$1,040,543	$1,141,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,342	$5,225
Accrued expenses and other current liabilities	61,805	48,795
Total current liabilities	75,147	54,020
Related party revenue share liability	25,410	17,940
Other liabilities	244	—
Total liabilities	100,801	71,960
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 66,580,041 shares and 65,909,564 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	7	7
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,669,658	1,616,895
Accumulated other comprehensive income (loss)	1,363	(59)
Accumulated deficit	(731,287)	(547,052)
Total stockholders’ equity	939,742	1,069,792
Total liabilities and stockholders’ equity	$1,040,543	$1,141,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$80,913	$49,166	$155,331	$87,800
General and administrative	23,658	15,984	44,052	29,938
Total operating expenses	104,571	65,150	199,383	117,738
Loss from operations	(104,571)	(65,150)	(199,383)	(117,738)
Other income (expense)
Change in fair value of related party revenue share liability	(6,040)	—	(7,470)	—
Interest income and other income (expense), net	11,103	8,154	22,920	16,643
Total other income (expense), net	5,063	8,154	15,450	16,643
Loss before income taxes	(99,508)	(56,996)	(183,933)	(101,095)
Income tax provision	145	170	302	553
Net loss	$(99,653)	$(57,166)	$(184,235)	$(101,648)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.39)	$(0.88)	$(2.57)	$(1.58)
Weighted average shares of Class A and Class B common stock outstanding, basic and diluted	71,843,774	64,605,308	71,726,313	64,377,948
Comprehensive loss
Net loss	$(99,653)	$(57,166)	$(184,235)	$(101,648)
Other comprehensive income (loss)
Unrealized gains (losses) on marketable securities	509	(253)	1,422	(1,602)
Comprehensive loss	$(99,144)	$(57,419)	$(182,813)	$(103,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	65,909,564	$7	5,435,254	$1	$1,616,895	$(59)	$(547,052)	$1,069,792
Issuance of common stock upon exercise of stock options and restricted stock unit vesting	415,489	—	—	—	4,554	—	—	4,554
Unrealized gains on marketable securities	—	—	—	—	—	913	—	913
Stock-based compensation expense	—	—	—	—	20,380	—	—	20,380
Net loss	—	—	—	—	—	—	(84,582)	(84,582)
Balances at March 31, 2025	66,325,053	$7	5,435,254	$1	$1,641,829	$854	$(631,634)	$1,011,057
Issuance of common stock upon exercise of stock options and restricted stock unit vesting	247,145	—	—	—	5,265	—	—	5,265
Issuance of common stock under employee stock purchase plan	7,843	—	—	—	490	—	—	490
Unrealized gains on marketable securities	—	—	—	—	—	509	—	509
Stock-based compensation expense	—	—	—	—	22,074	—	—	22,074
Net loss	—	—	—	—	—	—	(99,653)	(99,653)
Balances at June 30, 2025	66,580,041	$7	5,435,254	$1	$1,669,658	$1,363	$(731,287)	$939,742

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

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(184,235)	$(101,648)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	42,454	28,982
Net accretion on marketable securities	(6,990)	(6,815)
Change in fair value of related party revenue share liability	7,470	—
Other non-cash	130	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	134	(1,681)
Other assets	(10,961)	(3,076)
Accounts payable	8,117	(1,871)
Accrued expenses and other liabilities	12,462	8,862
Net cash used in operating activities	(131,419)	(77,247)
Cash flows from investing activities
Purchases of marketable securities	(435,251)	(371,849)
Proceeds from maturities of marketable securities	538,146	181,286
Net cash provided by (used in) investing activities	102,895	(190,563)
Cash flows from financing activities
Proceeds from issuance of common stock	10,309	10,745
Payments of equity issuance costs	(6)	—
Payments of insurance costs financed by a third-party	—	(622)
Net cash provided by financing activities	10,303	10,123
Net decrease in cash and cash equivalents	(18,221)	(257,687)
Cash and cash equivalents at beginning of period	145,691	335,387
Cash and cash equivalents at end of period	$127,470	$77,700

Supplemental disclosure of noncash investing and financing information:
Operating lease right-of-use asset	$798	$—

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

The Company is subject to risks similar to those of other pre-commercial stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of which are larger and better capitalized, the need for adequate financing to fund the development of its product candidates, the need to obtain and maintain adequate protection for the Company’s intellectual property, and the impact of geopolitical events on the Company’s business. There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained and maintained, that any product candidates will receive required regulatory approval, or that approved products, if any, will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

The Company has incurred recurring losses since inception, including net losses of $184.2 million for the six months ended June 30, 2025 and $260.8 million for the year ended December 31, 2024. As of June 30, 2025, the Company had an accumulated deficit of $731.3 million. The Company expects to continue to generate net losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

3. Marketable Securities

The following tables provide the amortized cost and fair value of the Company’s available-for-sale securities by security type (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$85,483	$1	$(48)	$85,436
Corporate bonds	569,154	1,435	(197)	570,392
Government and agency securities	185,491	221	(48)	185,664
U.S. treasury bills	36,637	2	(3)	36,636
	$876,765	$1,659	$(296)	$878,128

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$251,473	$12	$(176)	$251,309
Corporate bonds	468,673	532	(588)	468,617
Government and agency securities	162,783	132	(29)	162,886
U.S. treasury bills	89,741	60	(2)	89,799
	$972,670	$736	$(795)	$972,611

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

	June 30, 2025
	Amortized Cost	Fair Value
Due within one year	$493,990	$494,137
Due after one year through three years	382,775	383,991
	$876,765	$878,128

The Company’s available-for-sale securities are classified as current assets as they are readily available to be converted to cash and for use in the Company’s current operations. There were no credit losses recorded during the three and six months ended June 30, 2025 and 2024. Interest income for the three months ended June 30, 2025 and 2024 was $11.1 million and $8.1 million, respectively. Interest income for the six months ended June 30, 2025 and 2024 was $23.0 million and $16.6 million, respectively.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$103,218	$—	$—	$103,218
Marketable securities:
Commercial paper	—	85,436	—	85,436
Corporate bonds	—	570,392	—	570,392
Government and agency securities	—	185,664	—	185,664
U.S. treasury bills	—	36,636	—	36,636
	$103,218	$878,128	$—	$981,346
Liabilities:
Related party revenue share liability	$—	$—	$25,410	$25,410

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$135,902	$—	$—	$135,902
Marketable securities:
Commercial paper	—	251,309	—	251,309
Corporate bonds	—	468,617	—	468,617
Government and agency securities	—	162,886	—	162,886
U.S. treasury bills	—	89,799	—	89,799
	$135,902	$972,611	$—	$1,108,513
Liabilities:
Related party revenue share liability	$—	$—	$17,940	$17,940

Cash equivalents were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government and agency securities, and U.S. treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three and six months ended June 30, 2025 and 2024, there were no transfers in or out of Level 3. The carrying values of the Company’s accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these liabilities.

The following table sets forth the changes in estimated fair value of the Company’s related party revenue share liability for the six months ended June 30, 2025, which represents a Level 3 measurement within the fair value hierarchy (in thousands):

Estimated fair value as of December 31, 2024	$17,940
Change in fair value	7,470
Estimated fair value as of June 30, 2025	$25,410

The fair value of the related party revenue share liability was estimated using a discounted cash flow model to calculate the estimated payments that could become due upon commercialization. Assumptions in the model include but are not limited to the following: probability and timing of product approval, future product revenues and discount rate. Changes in fair value each reporting period are recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Due to changes in certain assumptions, primarily related to the probability and timing of obtaining regulatory approval, the Company estimated the fair value of the related party revenue share liability to be $25.4 million as of June 30, 2025. The Company estimated the fair value of the related party revenue share liability to be $17.9 million as of December 31, 2024. Due to the progression of the Company’s clinical trials that occurred subsequent to June 30, 2025, the Company anticipates a material increase in the fair value of the related party revenue share liability during the three months ended September 30, 2025. See Note 8 for additional information regarding the revenue sharing agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued clinical and other research and development	$34,440	$25,555
Accrued manufacturing	17,295	11,511
Accrued employee compensation and benefits	7,793	10,452
Accrued other and other current liabilities	2,277	1,277
	$61,805	$48,795

6. Stock-Based Compensation

The Company recorded stock-based compensation expense within its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$12,200	$7,322	$23,631	$13,985
General and administrative expenses	9,874	7,803	18,823	14,997
	$22,074	$15,125	$42,454	$28,982

Under the 2021 Plan (as defined below), the Company has granted stock options and restricted stock units (“RSUs”), both of which are subject to service-based vesting conditions. In 2025, the Company also granted RSUs with performance-based vesting conditions (“PSUs”) under the 2021 Plan. Stock-based compensation expense for stock awards with performance-based vesting conditions is recognized when the performance-based vesting condition is deemed probable to occur. As of June 30, 2025, the performance-based vesting conditions were deemed not probable to occur, and accordingly, no stock-based compensation expense related to PSUs was recognized during the three and six months ended June 30, 2025.

As of June 30, 2025, total unrecognized compensation cost, excluding unrecognized compensation cost related to PSUs, was $196.1 million, which is expected to be recognized over a weighted average period of 2.5 years. As of June 30, 2025, total unrecognized compensation cost related to PSUs was $11.2 million, which will be recognized when the performance-based vesting conditions are deemed probable to occur.

2021 equity incentive plan

In July 2021, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs (including PSUs), unrestricted stock awards, cash-based awards and dividend equivalent rights. Stock awards granted under the 2021 Plan with service-based vesting conditions generally vest over three- or four-year service periods, and stock options expire after ten years. As of June 30, 2025, 8,523,894 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount in accordance with the terms of the offering and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods beginning in December and June of each year. During the six months ended June 30, 2025, 7,843 shares were sold under the ESPP. As of June 30, 2025, 2,332,718 shares of Class A common stock remained available for issuance under the ESPP.

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2024:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2024	7,980,047	$28.93	7.45	$398,407
Granted	1,219,417	$76.51
Exercised	(438,978)	$22.37
Cancelled or forfeited	(43,033)	$74.02
Outstanding as of June 30, 2025	8,717,453	$35.69	7.22	$360,933
Exercisable as of June 30, 2025	5,039,215	$18.90	6.27	$290,154

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2025 and 2024 was $11.3 million and $12.2 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $23.1 million and $40.2 million, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the date of exercise.

The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2025 and 2024 was $47.66 per share and $50.35 per share, respectively. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $50.77 per share and $51.79 per share, respectively.

RSUs

The following table summarizes the Company’s RSU activity since December 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2024	716,921	$75.13
Granted	591,880	$77.21
Vested	(223,656)	$74.39
Forfeited	(10,053)	$85.12
Outstanding as of June 30, 2025	1,075,092	$76.34

The RSU activity above includes 145,595 PSUs granted during the six months ended June 30, 2025, of which none have vested. The total fair value of RSUs vested during the three and six months ended June 30, 2025 was $2.1 million and $16.6 million, respectively. No RSUs vested during the three and six months ended June 30, 2024.

7. Net Loss Per Share

The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are substantially identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote. Class B common stock is nonvoting, and each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time, subject to the ownership limitations provided for in the Company’s amended and restated certificate of incorporation. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net loss per share. As a result, basic and diluted net loss per share of Class A common stock and per share of Class B common stock are equivalent.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Options to purchase common stock	8,717,453	8,561,244
RSUs	1,075,092	650,281
	9,792,545	9,211,525

8. Commitments and Contingencies

Revenue share

The Company has revenue sharing agreements with Deerfield and the Company’s scientific founder to pay each of Deerfield and the scientific founder a fixed low single-digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss (see Note 4). The Company accounts for the obligation to the scientific founder as a contingent liability and has not accrued any liability as of June 30, 2025 or December 31, 2024 under this agreement. The Company has not recorded any net sales and, as a result, has not paid any amounts under these agreements.

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

The following table sets forth the Company’s segment information (in thousands):

	Consolidated		Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct external expenses by program
Zidesamtinib	$(17,280)	$(14,886)	$(32,831)	$(25,252)
Neladalkib	(28,298)	(14,196)	(56,305)	(23,927)
NVL-330	(5,928)	(1,738)	(9,889)	(3,710)
Discovery programs	(3,416)	(2,450)	(5,549)	(4,550)
Personnel-related expenses (including stock-based compensation)	(38,765)	(25,066)	(74,073)	(48,394)
General and administrative professional and consultant fees	(3,077)	(2,652)	(5,943)	(4,677)
Change in fair value of related party revenue share liability	(6,040)	—	(7,470)	—
Interest income	11,118	8,150	22,953	16,645
Other segment items(1)	(7,822)	(4,158)	(14,826)	(7,230)
Income tax provision	(145)	(170)	(302)	(553)
Consolidated net loss	$(99,653)	$(57,166)	$(184,235)	$(101,648)

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

Our ARROS-1 clinical trial is a first-in-human global Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating zidesamtinib as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors. Dosing was initiated in the Phase 1 portion of the ARROS-1 clinical trial in January 2022. From January 2022 to August 2023, the Phase 1 portion of the ARROS-1 trial enrolled 104 patients (99 NSCLC, 5 other solid tumors).

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

In June 2025, we announced positive pivotal data for zidesamtinib in TKI pre-treated patients with advanced ROS1-positive NSCLC from the global ARROS-1 Phase 1/2 clinical trial. In this pivotal dataset, data were pooled across Phase 1 and 2 and reported for the primary objective of objective response rate (ORR, RECIST 1.1) by blinded independent central review (BICR). Key secondary objectives include duration of response (DOR), intracranial ORR (IC-ORR), and safety.

As of the data cut-off date of March 21, 2025, 514 patients with ROS1-positive solid tumors had received zidesamtinib at any starting dose across the Phase 1 and Phase 2 portions of the ARROS-1 clinical trial. Of these, 432 patients with advanced ROS1-positive NSCLC were treated with zidesamtinib at the RP2D.

The primary efficacy analysis population consisted of 117 TKI pre-treated patients with advanced ROS1-positive NSCLC with measurable disease who received zidesamtinib at the RP2D by May 31, 2024, with DOR follow-up of at least 6 months available for nearly all responders.

The primary efficacy analysis population was distinct from the ROS1 TKI pre-treated populations that have been reported for the current available and investigational ROS1 TKIs:

•
Patients received a median of 2 prior lines of therapy (range, 1 – 11) and 53% had received prior chemotherapy.

•
47% of patients received crizotinib or entrectinib, the most commonly used front-line TKIs, as their only ROS1 TKI ± prior chemotherapy. Within this subset, 51% of patients received prior crizotinib and 49% of patients received prior entrectinib; 47% of patients received prior chemotherapy.
•
50% of patients had received 2 or more prior ROS1 TKIs ± prior chemotherapy, of which 93% had received prior lorlatinib, repotrectinib, or taletrectinib.
•
36% of patients had a secondary ROS1 resistance mutation, a key driver of disease progression.
•
49% of patients had active CNS disease by BICR, including cases of disease progression following treatment with the brain-penetrant TKIs lorlatinib, repotrectinib, and/or taletrectinib.

Activity was observed across subsets of TKI pre-treated patients, and DOR was assessed as the probability of patients remaining in response for at least 6, 12 and 18 months by Kaplan-Meier estimate (Table 1). Median duration of response (mDOR) continues to mature.

Table 1.	All TKI Pre-treated[a]	1 prior ROS1 TKI (crizotinib or entrectinib) ± chemotherapy[b]
n	117	55
ORR, % (n/N) (95% CI)	44% (51/117)[c] (34, 53)	51% (28/55)[d] (37, 65)
% DOR ≥ 6 months[e] (95% CI)	84% (71, 92)	93% (74, 98)
% DOR ≥ 12 months[e] (95% CI)	78% (62, 88)	93% (74, 98)
% DOR ≥ 18 months[e] (95% CI)	62% (28, 84)	93% (74, 98)
G2032R mutation[f]
n	26	6
ORR, % (n/N) (95% CI)	54% (14/26) (33, 73)	83% (5/6) (36, 100)
% DOR ≥ 6 months[e] (95% CI)	79% (47, 93)	80% (20, 97)
% DOR ≥ 12 months[e] (95% CI)	60% (28, 81)	80% (20, 97)

NE = not estimable

a The median duration of follow-up was 11.1 months (range 0.2 – 25.6) and mDOR continue to mature. For responders, the emerging mDOR was 22.0 months (95% CI: 17.2, NE) overall and 17.2 months (95% CI: 3.7, NE) for the subset with G2032R.

b The median duration of follow-up was 11.8 months (range 1.2 – 25.6) and mDOR continue to mature. For responders, the emerging mDOR was 22.0 months (95% CI: 22.0, NE) overall and NE (95% CI: 1.9, NE) for the subset with G2032R.

c Includes responses observed in patients previously treated with at least 2 prior ROS1 TKIs ± chemotherapy (22/58, ORR = 38%), and in patients previously treated with repotrectinib (8/17, ORR = 47%) or taletrectinib (3/7, ORR = 43%).

d For patients receiving crizotinib only ± chemotherapy, ORR was 68% (19/28) with no progression events among responders. For patients receiving entrectinib only ± chemotherapy, ORR was 33% (9/27) with three progression events among responders.

e Estimated for responders by Kaplan-Meier analysis.

f ROS1 G2032R mutation identified in local or central testing of blood (ctDNA) or tissue.

In patients that had measurable CNS lesions by BICR at baseline (n = 56), the IC-ORR was 48% with 20% (11/56) intracranial complete responses (CR) and 2 unconfirmed partial responses (PR), and intracranial DOR (IC-DOR) ≥ 12 months of 71% (95% CI: 46, 87).

•
In patients that had only received prior crizotinib, which has limited brain penetrance, ± chemotherapy (n = 13), the IC-ORR was 85% with 54% (7/13) intracranial CRs. There was only one CNS progression event among CNS responders.
•
Intracranial responses were also observed in patients previously treated with the brain-penetrant TKIs entrectinib, lorlatinib, repotrectinib or taletrectinib.

Zidesamtinib demonstrated a generally safe and well-tolerated safety profile consistent with its ROS1-selective, tropomyosin receptor kinase (TRK)-sparing design. In the 432 patients with advanced ROS1-positive NSCLC treated at RP2D as of the data cut-off date, the median duration of exposure was 5 months (range, 0, 32). The most frequent treatment-emergent adverse events (TEAEs) occurring in ≥ 15% of patients were peripheral edema (36%), constipation (17%), blood CPK increase (16%), fatigue (16%), and dyspnea (15%). Dose reductions due to TEAEs occurred in 10% of patients, and 2% of patients discontinued treatment due to TEAEs.

In June 2025, we also shared the first report of preliminary data from the Phase 2 TKI-naïve cohort in the ARROS-1 clinical trial, in which enrollment is ongoing. Encouraging preliminary data were available for 35 TKI-naïve patients with advanced ROS1-positive NSCLC treated with zidesamtinib at RP2D as of August 31, 2024. Patients may have received up to one prior line of chemotherapy.

In the TKI-naïve ROS1-positive NSCLC population, the preliminary ORR was 89% (31/35) and DOR ranged from 1.9+ to 13.9+ months with DOR ≥ 6 months and 12 months of 96% (95% CI: 76, 99). In 6 patients with measurable intracranial lesions, the IC-ORR was 83% (5/6) and the intracranial CR rate was 67% (4/6). The IC-DOR ranged from 4.6+ to 11.1+ months with no CNS progression among responders.

As of June 16, 2025, a total of 104 patients had been enrolled in the ongoing TKI-naïve cohort of the ARROS-1 trial.

We completed a pre-NDA meeting with the FDA and aligned on our plans to move forward with an NDA submission seeking an indication for the treatment of zidesamtinib for TKI pre-treated patients with locally advanced or metastatic ROS1-positive NSCLC. The FDA agreed to accept the NDA for participation in the Real-Time Oncology Review pilot program, which facilitates earlier submission of topline efficacy and safety results prior to submission of the complete application, to support an earlier start to the FDA’s evaluation of the application. We have initiated a rolling NDA submission with completion targeted for the third quarter of 2025, and continue to engage with the FDA on potential opportunities for line-agnostic expansion.

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

At the European Society for Medical Oncology Congress in September 2024, we presented updated data from the Phase 1 dose-escalation portion of the ALKOVE-1 clinical trial, based on a data cut-off date of June 15, 2024. Data presented showed that treatment with neladalkib resulted in durable clinical responses in heavily pre-treated patients with ALK-positive NSCLC, including in subgroups of patients who had likely exhausted all available therapies, including lorlatinib, had a history of brain metastases, or had single or compound ALK resistance mutations. Additionally, neladalkib demonstrated a favorable preliminary safety profile consistent with its ALK-selective, TRK-sparing design.

Between February 2024 and December 31, 2024, 463 patients were enrolled in the Phase 2 portion of the ALKOVE-1 clinical trial. Enrollment in the Phase 2 TKI pre-treated NSCLC cohorts of the ALKOVE-1 trial is complete, and we expect to report pivotal data for TKI pre-treated patients with advanced ALK-positive NSCLC by year-end 2025.

We believe that the previously presented data in heavily pre-treated patients could have the potential to translate to deep, durable responses in the front-line setting. In July 2025, we announced the initiation of a Phase 3 clinical trial, which we refer to as the ALKAZAR trial, with registrational intent for TKI-naïve patients. The ALKAZAR trial is a global, randomized, controlled trial designed to evaluate neladalkib versus the current standard of care for the treatment of patients with TKI-naïve ALK-positive NSCLC. Patients will be randomized 1:1 to receive neladalkib monotherapy or ALECENSA® (alectinib) monotherapy, reflecting input from collaborating physician-scientists and alignment with global regulatory agencies. The ALKAZAR trial is designed to enroll approximately 450 patients with TKI-naïve ALK-positive NSCLC. The primary endpoint is progression free survival (PFS) based on

BICR. Secondary endpoints include overall survival, PFS based on investigator’s assessment, time to intracranial response, and BICR assessment of IC-ORR, IC-DOR, ORR, DOR, time to intracranial progression, and safety.

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

We have incurred significant net losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of our product candidates. We reported net losses of $184.2 million for the six months ended June 30, 2025, and $260.8 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $731.3 million. We expect to incur significant expenses for the foreseeable future in connection with ongoing activities, particularly if and as we:

•
continue to advance zidesamtinib, neladalkib and NVL-330 in clinical development;
•
advance the development of our discovery programs;
•
expand our pipeline of product candidates through our product discovery and development efforts;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
continue to build a sales, marketing and distribution infrastructure to commercialize any approved product candidates and incur related additional commercial manufacturing costs;
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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $1.0 billion. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. See “—Liquidity and Capital Resources.”

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

We expect to incur substantial research and development expenses as we continue to advance zidesamtinib, neladalkib, and NVL-330 in clinical development, and expand our discovery, research and preclinical activities in the near term and in the future. Although the ALKAZAR Phase 3 clinical trial, the Phase 2 portions of our ARROS-1 and ALKOVE-1 clinical trials and the HEROEX-1 Phase 1 clinical trial are ongoing, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses
Research and development	$80,913	$49,166	$31,747
General and administrative	23,658	15,984	7,674
Total operating expenses	104,571	65,150	39,421
Loss from operations	(104,571)	(65,150)	(39,421)
Other income (expense)
Change in fair value of related party revenue share liability	(6,040)	—	(6,040)
Interest income and other income (expense), net	11,103	8,154	2,949
Total other income (expense), net	5,063	8,154	(3,091)
Loss before income taxes	(99,508)	(56,996)	(42,512)
Income tax provision	145	170	(25)
Net loss	$(99,653)	$(57,166)	$(42,487)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Direct external research and development expenses by program:
Zidesamtinib	$17,280	$14,886	$2,394
Neladalkib	28,298	14,196	14,102
NVL-330	5,928	1,738	4,190
Discovery programs	3,416	2,450	966
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	23,234	14,201	9,033
Other	2,757	1,695	1,062
Total research and development expenses	$80,913	$49,166	$31,747

Research and development expenses were $80.9 million for the three months ended June 30, 2025, compared to $49.2 million for the three months ended June 30, 2024. The increase in direct external research and development expenses related to zidesamtinib of $2.4 million was primarily due to costs related to the ongoing Phase 2 portion of the ARROS-1 clinical trial and professional services, partially offset by decreased manufacturing costs. The increase in direct external research and development expenses related to neladalkib of $14.1 million was primarily due to costs related to the ongoing Phase 2 portion of the ALKOVE-1 clinical trial and preparation for the initiation of the Phase 3 ALKAZAR clinical trial, which occurred in July 2025. The increase in direct external research and development expenses related to NVL-330 of $4.2 million was primarily due to costs related to the ongoing HEROEX-1 Phase 1 clinical trial. The increase in personnel-related expenses of $9.0 million was primarily due to an increase of $4.9 million in stock-based compensation expense and an increase in headcount. For the three months ended June 30, 2025 and 2024, stock-based compensation expense was $12.2 million and $7.3 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Personnel-related (including stock-based compensation)	$15,531	$10,865	$4,666
Professional and consultant fees	3,077	2,652	425
Other	5,050	2,467	2,583
Total general and administrative expenses	$23,658	$15,984	$7,674

General and administrative expenses were $23.7 million for the three months ended June 30, 2025, compared to $16.0 million for the three months ended June 30, 2024. The increase in personnel-related expenses of $4.7 million was primarily due to an increase of $2.1 million in stock-based compensation expense and an increase in headcount. For the three months ended June 30, 2025 and 2024, stock-based compensation expense was $9.9 million and $7.8 million, respectively. The increase in other expenses of $2.6 million was primarily due to costs incurred in preparation for the potential commercial launch of our product candidates.

Other income (expense)

Change in fair value of related party revenue share liability

The change in fair value of the related party revenue share liability for the three months ended June 30, 2025 resulted in an expense of $6.0 million and was attributable to changes in certain assumptions in the model used to calculate fair value, primarily related to the probability and timing of obtaining regulatory approval. There was de minimis change in fair value for the three months ended June 30, 2024.

Interest income and other income (expense), net

Interest income and other income (expense), net for the three months ended June 30, 2025 and 2024 consisted primarily of interest income of $11.1 million and $8.1 million, respectively. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses
Research and development	$155,331	$87,800	$67,531
General and administrative	44,052	29,938	14,114
Total operating expenses	199,383	117,738	81,645
Loss from operations	(199,383)	(117,738)	(81,645)
Other income (expense)
Change in fair value of related party revenue share liability	(7,470)	—	(7,470)
Interest income and other income (expense), net	22,920	16,643	6,277
Total other income (expense), net	15,450	16,643	(1,193)
Loss before income taxes	(183,933)	(101,095)	(82,838)
Income tax provision	302	553	(251)
Net loss	$(184,235)	$(101,648)	$(82,587)

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Direct external research and development expenses by program:
Zidesamtinib	$32,831	$25,252	$7,579
Neladalkib	56,305	23,927	32,378
NVL-330	9,889	3,710	6,179
Discovery programs	5,549	4,550	999
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	45,469	27,367	18,102
Other	5,288	2,994	2,294
Total research and development expenses	$155,331	$87,800	$67,531

Research and development expenses were $155.3 million for the six months ended June 30, 2025, compared to $87.8 million for the six months ended June 30, 2024. The increase in direct external research and development expenses related to zidesamtinib of $7.6 million was primarily due to costs related to the ongoing Phase 2 portion of the ARROS-1 clinical trial and professional services, partially offset by decreased manufacturing costs. The increase in direct external research and development expenses related to neladalkib of $32.4 million was primarily due to costs related to the ongoing Phase 2 portion of the ALKOVE-1 clinical trial and preparation for the initiation of the Phase 3 ALKAZAR clinical trial, which occurred in July 2025, as well as increased manufacturing costs. The increase in direct external research and development expenses related to NVL-330 of $6.2 million was primarily due to costs related to the ongoing HEROEX-1 Phase 1 clinical trial and increased manufacturing costs. The increase in personnel-related expenses of $18.1 million was primarily due to an increase of $9.6 million in stock-based compensation expense and an increase in headcount. For the six months ended June 30, 2025 and 2024, stock-based compensation expense was $23.6 million and $14.0 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Personnel-related (including stock-based compensation)	$28,604	$21,027	$7,577
Professional and consultant fees	5,943	4,677	1,266
Other	9,505	4,234	5,271
Total general and administrative expenses	$44,052	$29,938	$14,114

General and administrative expenses were $44.1 million for the six months ended June 30, 2025, compared to $29.9 million for the six months ended June 30, 2024. The increase in personnel-related expenses of $7.6 million was primarily due to an increase of $3.8 million in stock-based compensation expense and an increase in headcount. For the six months ended June 30, 2025 and 2024, stock-based compensation expense was $18.8 million and $15.0 million, respectively. The increase in other expenses of $5.3 million was primarily due to costs incurred in preparation for the potential commercial launch of our product candidates.

Other income (expense)

Change in fair value of related party revenue share liability

The change in fair value of the related party revenue share liability for the six months ended June 30, 2025 resulted in an expense of $7.5 million and was attributable to changes in certain assumptions in the model used to calculate fair value, primarily related to the probability and timing of obtaining regulatory approval. There was de minimis change in fair value for the six months ended June 30, 2024.

Interest income and other income (expense), net

Interest income and other income (expense), net for the six months ended June 30, 2025 and 2024 consisted primarily of interest income of $23.0 million and $16.6 million, respectively. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses. We have not yet commercialized any of our product candidates and our ability to generate revenue from product sales will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of one or more of our product candidates. Through June 30, 2025, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes, debt financing from stockholders and proceeds from the sale of common stock in our public offerings. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $1.0 billion and accounts payable and accrued expenses and other current liabilities of $75.1 million.

In August 2022, we entered into a Sales Agreement (as amended, the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. In October 2022, we entered into Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment). The Sales Agreement Amendment was effective immediately and reduced the maximum aggregate offering price of the Class A common stock that we may sell under the ATM Facility to $135.0 million. As of June 30, 2025, we have not sold any shares of our Class A common stock pursuant to the Sales Agreement.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(131,419)	$(77,247)
Net cash provided by (used in) investing activities	102,895	(190,563)
Net cash provided by financing activities	10,303	10,123
Net decrease in cash and cash equivalents	$(18,221)	$(257,687)

Operating activities

During the six months ended June 30, 2025, operating activities used $131.4 million of cash, resulting from our net loss of $184.2 million adjusted for non-cash items, primarily stock-based compensation expense of $42.5 million, change in fair value of related party revenue share liability of $7.5 million and net accretion on marketable securities of $7.0 million, and net cash provided by changes in our operating assets and liabilities of $9.8 million. Our net loss was primarily due to clinical trial costs to support the development of our product candidates, personnel-related expenses due to the growth of our Company, costs related to professional services and costs incurred in preparation for the potential commercial launch of our product candidates, partially offset by interest income due to our cash, cash equivalents and marketable securities. Net cash provided by changes in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses and other liabilities of $20.6 million, partially offset by an increase in other assets of $11.0 million.

During the six months ended June 30, 2024, operating activities used $77.2 million of cash, resulting from our net loss of $101.6 million adjusted for non-cash items, including stock-based compensation expense of $29.0 million and net accretion on marketable securities of $6.8 million, and net cash provided by changes in our operating assets and liabilities of $2.2 million. Our net loss was primarily due to manufacturing and clinical trial costs to support the development of our product candidates and personnel-related expenses due to the growth of our Company, partially offset by interest income due to our cash, cash equivalents and marketable securities. Net cash provided by changes in our operating assets and liabilities was due to a net increase in accounts payable and accrued expenses and other liabilities of $7.0 million, partially offset by increases in other assets of $3.1 million and prepaid expenses and other current assets of $1.7 million.

Changes in prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other liabilities were generally due to growth in our business, the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2025, net cash provided by investing activities was $102.9 million, due to proceeds from maturities of marketable securities of $538.1 million, partially offset by purchases of marketable securities of $435.3 million.

During the six months ended June 30, 2024, net cash used in investing activities was $190.6 million, due to purchases of marketable securities of $371.8 million, partially offset by proceeds from maturities of marketable securities of $181.3 million.

Financing activities

During the six months ended June 30, 2025, net cash provided by financing activities was $10.3 million, primarily due to proceeds from the exercise of options to purchase common stock of $9.8 million.

During the six months ended June 30, 2024, net cash provided by financing activities was $10.1 million, primarily due to proceeds from the exercise of options to purchase common stock of $10.5 million.

Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the preclinical and clinical activities and clinical trials for our product candidates in development and any product candidates we may discover, develop and prepare for commercialization in the future. The timing and amount of our operating expenditures will depend largely on:

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
•
the cost and timing of completion of commercial-scale outsourced manufacturing activities; and
•
the cost of continuing to build sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $1.0 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

During the six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2024 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our cash, cash equivalents and marketable securities. As of June 30, 2025 we had $127.5 million in cash and cash equivalents and $878.1 million in marketable securities classified as available-for-sale securities. We invest our excess cash in money market funds, commercial paper, corporate bonds, government and agency securities and U.S. treasury bills. We mitigate credit risk by maintaining a diversified portfolio, placing our cash with high credit quality financial institutions and limiting the amount of investment exposure as to maturity and investment type according to our investment policy. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2025, we were not party to any material legal proceedings.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies at our stage of development in rapidly evolving fields. We also expect that, as we advance our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. We have recently begun to establish a commercial infrastructure in preparation for a potential future product launch if one or more of our product candidates receives marketing approval and have begun to incur costs in connection with such preparations. We expect such costs to increase in the future. There can be no assurance that we will be able to obtain marketing approval for any of our product candidates, and if we are unable to do so we may not be able to generate any meaningful return from the investments we have made and expect to make in the development of our product candidates or in connection with preparations for potential commercial launch of our product candidates. In addition, we may not be successful in building out the commercial, medical affairs and other functional capabilities that we believe will be necessary to operate as a fully integrated commercial-stage biopharmaceutical company, and our failure to do so could have an adverse effect on our anticipated development and commercialization timelines and on our financial condition and results of operations. If we do not adequately address these risks and difficulties or successfully make a transition to a commercial-stage company, our business will suffer.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $184.2 million for the six months ended June 30, 2025, and $260.8 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $731.3 million. We have not yet completed any Phase 2 or Phase 3 clinical trials and our ability to generate revenue from product sales will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of one or more of our product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to incur significant expenses and significant net losses for the foreseeable future. The net losses we incur may fluctuate from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the pace of our development activities and the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect to incur significant expenses for the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We have initiated Phase 1/2 clinical trials for our parallel lead programs, zidesamtinib and neladalkib, a Phase 3 clinical trial for neladalkib, and a Phase 1 clinical trial for our third product candidate, NVL-330. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We also continue to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding in order to continue our operations.

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

We have initiated Phase 1/2 clinical trials of zidesamtinib and neladalkib, a Phase 3 clinical trial of neladalkib, and a Phase 1 clinical trial of NVL-330. Our ability to generate product revenue will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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
•
continuing to build sales, marketing and distribution capabilities and the successful launch of commercial sales of our product candidates if and when approved for marketing, whether alone or in collaboration with others;
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

Before obtaining marketing approval from the FDA of zidesamtinib, neladalkib or NVL-330 or of any other future product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We have initiated Phase 1/2 clinical trials of zidesamtinib and neladalkib, a Phase 3 clinical trial of neladalkib, and a Phase 1 clinical trial of NVL-330. An IND submission must become effective prior to initiating any clinical trials in the U.S. for any of our future product candidates.

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

In January 2025, in response to an executive order issued by President Trump, relating to Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump administration to remove certain other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the Trump administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The court ordered the restoration of certain of these webpages. In late July 2025, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of NDAs.

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

We have never commercialized a product candidate as a company. While we have recently begun to establish a commercial infrastructure in preparation for a potential future product launch if one or more of our product candidates receives marketing approval, we may license certain rights with respect to our product candidates to collaborators, and, if so, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to continue to build our own sales, marketing and supply organization or outsource these activities to a third party.

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

For zidesamtinib, there are currently four ROS1-targeted kinase inhibitors approved by the FDA for use in TKI-naïve ROS1-positive NSCLC: crizotinib, entrectinib, repotrectinib and taletrectinib. Crizotinib has also received approval for treatment of ALK-positive NSCLC. Lorlatinib is another therapy recommended for use in ROS1-positive NSCLC patients according to the National Comprehensive Cancer Network guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC, and has demonstrated CNS activity as reported in its prescribing information.

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

For NVL-330, there is currently one antibody-drug conjugate approved by the FDA for the treatment of HER2 mutant NSCLC: fam-trastuzumab deruxtecan-nxki. There are no kinase inhibitors approved for this patient population. The FDA has accepted for priority review Boehringer Ingelheim Pharmaceuticals, Inc.’s NDA for zongertinib (BI-1810631) for the treatment of adult patients with unresectable or metastatic NSCLC whose tumors have HER2 mutations and who have received prior systemic therapy. Shanghai Hengrui Pharmaceutical Co., Ltd.’s pyrotinib is another kinase inhibitor in development for patients with HER2 mutant NSCLC.

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

Finally, substantial uncertainty remains as to how, if at all, the current presidential administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the U.K. as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (MHRA) is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). In April 2025, the U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime; they will take effect in April 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014) (EU CTR). Since the U.K. left the EU prior to the date on which the EU CTR took effect, the U.K. legal framework did not benefit from the same revisions as occurred at EU level.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, the European Council adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit, the ongoing review of EU pharmaceutical legislation or otherwise, may force us to restrict or delay efforts to seek regulatory approval for our product candidates in the U.K., the EU or other foreign jurisdictions, which could significantly and materially harm our business. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our product candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with passage of the Inflation Reduction Act of 2022 (IRA) in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. With the passage of the One Big Beautiful Bill Act (OBBBA) in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. In addition, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The IRA also capped Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP) to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (PhRMA) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state SIP. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted SIP proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA, and it will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from the FDA prior to formally submitting their SIP proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

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

On June 6, 2023, Merck & Co., Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, Boehringer Ingelheim and Teva Pharmaceuticals, also filed lawsuits in various courts with constitutional and Administrative Procedure Act claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Subsequently, on May 12, 2025, President Trump issued an additional executive order (the Additional Order) calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Additional Order directs the Secretary of HHS to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Additional Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking plan that imposes MFN pricing in the U.S. On May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development (OECD) with a gross domestic product (GDP) per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

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

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force (RIF) across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired in April 2025. In July 2025, following litigation reaching the U.S. Supreme Court, the Trump administration began to carry out these layoffs across HHS, including the FDA.

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

In addition to these provisions restricting the transfer of personal information to the U.S., a new U.S. law also restricts the transfer of certain kinds of personal data in certain situations outside of the U.S. to “countries of concern,” including but not limited to China. On April 8, 2025, the U.S. Department of Justice’s National Security Division implemented the Data Security Program Rule under Executive Order 14117 and the International Emergency Economic Powers Act. This rule establishes restrictions on certain data-related transactions involving U.S. persons and entities, particularly those that may result in access to U.S. government-related data or bulk sensitive personal data of U.S. persons by foreign adversaries or entities under their control. The rule effectively imposes export control-like restrictions on the transfer, sale, or sharing of sensitive data—including genomic, geolocation, biometric, health, financial, and other personal data—to or with entities in countries of concern, as well as entities and persons associated with those countries. It also imposes additional due diligence obligations on U.S. companies concerning personal data they collect, store, or transmit. Failure to comply with the Data Security Program Rule could result in civil or criminal penalties, reputational harm, and restrictions on our ability to engage in certain business activities. Compliance may require us to modify our data handling practices, implement new controls, or terminate existing relationships with certain foreign vendors, customers, or partners. These changes could increase our operational costs, limit our market opportunities, and adversely affect our financial performance. Additionally, the scope and interpretation of the rule may evolve, and future guidance or enforcement actions could impose further obligations or restrictions.

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

As of June 30, 2025, we had 200 full-time employees, upon which we rely for various administrative, research and development, and other services. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2025, we had 200 full-time employees, including 137 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

This past spring, the Trump administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA) and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 12, 2025. Several countries and regions including, among others, the European Union, Japan, and the United Kingdom, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. The Trump administration has not definitively indicated the effective date for these deals.

As of July 31, 2025, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to the other tariffs on China (which were a minimum of an additional 20% as of July 15, 2025), and Canada and Mexico (which were 25% as of July 15, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that may hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations (CDMOs) and other service providers that operate in China.

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

As a result of changes in tariffs and trade restrictions that have been announced and/or implemented and the underlying uncertainty currently surrounding international trade, we could experience a negative impact on our costs of materials or supply chain disruptions and delays. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed, which could significantly harm our business. We cannot yet predict the effect of recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department and other applicable tax authorities. Changes to tax laws (which changes may have retroactive application), including, potentially, the recently enacted OBBBA, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points (by value) over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in ownership. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards, or other unforeseen reasons, our existing NOL carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. Because our ability to utilize our NOL carryforwards and certain other tax attributes could be limited as described above, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain or in-license patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we or our future licensors submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated NDA filed with the FDA to obtain permission to sell a generic version of such product candidate.

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

Our holders of 5% or more of our capital stock and their respective affiliates beneficially own in excess of 50% of our outstanding Class A common stock and Class B common stock and in excess of 50% of our Class A voting stock. Two of our directors, Joseph Pearlberg, M.D., Ph.D. and Cameron A. Wheeler, Ph.D., are affiliated with Deerfield Management Company, L.P., certain affiliates of which, collectively, constitute our largest stockholder. Our principal stockholders, acting together or on their own, could exert significant control over matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our Class A common stock.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended June 30, 2025.

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

NUVALENT, INC.

Date: August 7, 2025	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)