Form 10-Q
period 2025-09-30
Nuvalent, Inc.
filed 2025-10-30
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 23, 2025, the registrant had 67,271,461 shares of Class A common stock, $0.0001 par value per share outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share outstanding.

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
•
our need for and ability to attract, retain and hire key scientific, management, sales and marketing and other personnel;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” “aim” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties were to occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission (SEC) completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUVALENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$115,752	$145,691
Marketable securities	827,351	972,611
Prepaid expenses and other current assets	13,842	14,146
Total current assets	956,945	1,132,448
Other assets	22,965	9,304
Total assets	$979,910	$1,141,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,010	$5,225
Accrued expenses and other current liabilities	67,141	48,795
Total current liabilities	89,151	54,020
Related party revenue share liability	45,220	17,940
Other liabilities	140	—
Total liabilities	134,511	71,960
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 66,836,884 shares and 65,909,564 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	7	7
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,696,745	1,616,895
Accumulated other comprehensive income (loss)	2,370	(59)
Accumulated deficit	(853,724)	(547,052)
Total stockholders’ equity	845,399	1,069,792
Total liabilities and stockholders’ equity	$979,910	$1,141,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$83,843	$60,551	$239,174	$148,351
General and administrative	28,853	15,780	72,905	45,718
Total operating expenses	112,696	76,331	312,079	194,069
Loss from operations	(112,696)	(76,331)	(312,079)	(194,069)
Other income (expense)
Change in fair value of related party revenue share liability	(19,810)	(16,600)	(27,280)	(16,600)
Interest income and other income (expense), net	10,201	8,626	33,121	25,269
Total other income (expense), net	(9,609)	(7,974)	5,841	8,669
Loss before income taxes	(122,305)	(84,305)	(306,238)	(185,400)
Income tax provision	132	40	434	593
Net loss	$(122,437)	$(84,345)	$(306,672)	$(185,993)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.70)	$(1.28)	$(4.27)	$(2.87)
Weighted average shares of Class A and Class B common stock outstanding, basic and diluted	72,143,466	65,678,693	71,866,892	64,814,695
Comprehensive loss
Net loss	$(122,437)	$(84,345)	$(306,672)	$(185,993)
Other comprehensive income (loss)
Unrealized gains on marketable securities	1,007	2,944	2,429	1,342
Comprehensive loss	$(121,430)	$(81,401)	$(304,243)	$(184,651)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	65,909,564	$7	5,435,254	$1	$1,616,895	$(59)	$(547,052)	$1,069,792
Issuance of common stock upon exercise of stock options and restricted stock unit vesting	415,489	—	—	—	4,554	—	—	4,554
Unrealized gains on marketable securities	—	—	—	—	—	913	—	913
Stock-based compensation expense	—	—	—	—	20,380	—	—	20,380
Net loss	—	—	—	—	—	—	(84,582)	(84,582)
Balances at March 31, 2025	66,325,053	$7	5,435,254	$1	$1,641,829	$854	$(631,634)	$1,011,057
Issuance of common stock upon exercise of stock options and restricted stock unit vesting	247,145	—	—	—	5,265	—	—	5,265
Issuance of common stock under employee stock purchase plan	7,843	—	—	—	490	—	—	490
Unrealized gains on marketable securities	—	—	—	—	—	509	—	509
Stock-based compensation expense	—	—	—	—	22,074	—	—	22,074
Net loss	—	—	—	—	—	—	(99,653)	(99,653)
Balances at June 30, 2025	66,580,041	$7	5,435,254	$1	$1,669,658	$1,363	$(731,287)	$939,742
Issuance of common stock upon exercise of stock options and restricted stock unit vesting	256,843	—	—	—	4,773	—	—	4,773
Unrealized gains on marketable securities	—	—	—	—	—	1,007	—	1,007
Stock-based compensation expense	—	—	—	—	22,314	—	—	22,314
Net loss	—	—	—	—	—	—	(122,437)	(122,437)
Balances at September 30, 2025	66,836,884	$7	5,435,254	$1	$1,696,745	$2,370	$(853,724)	$845,399

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

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(306,672)	$(185,993)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	64,768	44,441
Net accretion on marketable securities	(9,177)	(9,736)
Change in fair value of related party revenue share liability	27,280	16,600
Other non-cash	229	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	304	(4,783)
Other assets	(13,092)	(3,287)
Accounts payable	16,785	6,580
Accrued expenses and other liabilities	17,694	13,114
Net cash used in operating activities	(201,881)	(123,064)
Cash flows from investing activities
Purchases of marketable securities	(613,723)	(712,468)
Proceeds from maturities and sales of marketable securities	770,589	308,999
Net cash provided by (used in) investing activities	156,866	(403,469)
Cash flows from financing activities
Proceeds from issuance of common stock, net	15,082	561,200
Payments of equity issuance costs	(6)	(188)
Payments of insurance costs financed by a third-party	—	(622)
Net cash provided by financing activities	15,076	560,390
Net increase (decrease) in cash and cash equivalents	(29,939)	33,857
Cash and cash equivalents at beginning of period	145,691	335,387
Cash and cash equivalents at end of period	$115,752	$369,244

Supplemental disclosure of noncash investing and financing information:
Operating lease right-of-use asset	$798	$—
Equity issuance costs	$—	$237

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

The Company has incurred recurring losses since inception, including net losses of $306.7 million for the nine months ended September 30, 2025 and $260.8 million for the year ended December 31, 2024. As of September 30, 2025, the Company had an accumulated deficit of $853.7 million. The Company expects to continue to generate net losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in their tax rate reconciliations, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect the impact of the adoption of this standard to be material to its consolidated financial statements or disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software. The standard removes references to project stages and clarifies the criteria for capitalizing software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the impact of the adoption of this standard to be material to its consolidated financial statements or disclosures.

3. Marketable Securities

The following tables provide the amortized cost and fair value of the Company’s available-for-sale securities by security type (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$79,716	$15	$(11)	$79,720
Corporate bonds	579,723	2,136	(60)	581,799
Government and agency securities	143,688	313	(27)	143,974
U.S. treasury bills	21,854	4	—	21,858
	$824,981	$2,468	$(98)	$827,351

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$251,473	$12	$(176)	$251,309
Corporate bonds	468,673	532	(588)	468,617
Government and agency securities	162,783	132	(29)	162,886
U.S. treasury bills	89,741	60	(2)	89,799
	$972,670	$736	$(795)	$972,611

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
Due within one year	$470,097	$470,767
Due after one year through three years	354,884	356,584
	$824,981	$827,351

The Company’s available-for-sale securities are classified as current assets as they are readily available to be converted to cash and for use in the Company’s current operations. There were no credit losses recorded during the three and nine months ended September 30, 2025 and 2024. Interest income for the three months ended September 30, 2025 and 2024 was $10.2 million and $8.7 million, respectively. Interest income for the nine months ended September 30, 2025 and 2024 was $33.2 million and $25.3 million, respectively.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$83,746	$—	$—	$83,746
Marketable securities:
Commercial paper	—	79,720	—	79,720
Corporate bonds	—	581,799	—	581,799
Government and agency securities	—	143,974	—	143,974
U.S. treasury bills	—	21,858	—	21,858
	$83,746	$827,351	$—	$911,097
Liabilities:
Related party revenue share liability	$—	$—	$45,220	$45,220

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$135,902	$—	$—	$135,902
Marketable securities:
Commercial paper	—	251,309	—	251,309
Corporate bonds	—	468,617	—	468,617
Government and agency securities	—	162,886	—	162,886
U.S. treasury bills	—	89,799	—	89,799
	$135,902	$972,611	$—	$1,108,513
Liabilities:
Related party revenue share liability	$—	$—	$17,940	$17,940

Cash equivalents were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government and agency securities, and U.S. treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three and nine months ended September 30, 2025 and 2024, there were no transfers in or out of Level 3. The carrying values of the Company’s accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these liabilities.

The following table sets forth the changes in estimated fair value of the Company’s related party revenue share liability for the nine months ended September 30, 2025, which represents a Level 3 measurement within the fair value hierarchy (in thousands):

Estimated fair value as of December 31, 2024	$17,940
Change in fair value	27,280
Estimated fair value as of September 30, 2025	$45,220

The fair value of the related party revenue share liability was estimated using a discounted cash flow model to calculate the estimated payments that could become due upon commercialization. Assumptions in the model include but are not limited to the following: probability and timing of product approval, future product revenues and discount rate. Changes in fair value each reporting period are recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Due to changes in certain assumptions such as the probability and timing of obtaining regulatory approval and estimated future product revenues, the Company estimated the fair value of the related party revenue share liability to be $45.2 million as of September 30, 2025. The Company estimated the fair value of the related party revenue share liability to be $17.9 million as of December 31, 2024. See Note 9 for additional information regarding the revenue sharing agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund, IV, L.P. (collectively, “Deerfield”), each an investor in the Company.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued clinical and other research and development	$40,619	$25,555
Accrued manufacturing	11,863	11,511
Accrued employee compensation and benefits	11,817	10,452
Accrued other and other current liabilities	2,842	1,277
	$67,141	$48,795

6. Equity

In September 2024, the Company issued and sold 5,750,000 shares of its Class A common stock in an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 750,000 shares of the Company’s Class A common stock at a public offering price of $100.00 per share (the “Public Offering”). Upon the closing of the Public Offering, the Company received net proceeds of $540.1 million, after deducting equity issuance costs of $0.4 million in addition to underwriting discounts and commissions.

7. Stock-Based Compensation

The Company recorded stock-based compensation expense within its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$12,346	$8,298	$35,977	$22,283
General and administrative expenses	9,968	7,161	28,791	22,158
	$22,314	$15,459	$64,768	$44,441

Under the 2021 Plan (as defined below), the Company has granted stock options and restricted stock units (“RSUs”), both of which are subject to service-based vesting conditions. In 2025, the Company also granted RSUs with performance-based vesting conditions (“PSUs”) under the 2021 Plan. Stock-based compensation expense for stock awards with performance-based vesting conditions is recognized when the performance-based vesting condition is deemed probable to occur. As of September 30, 2025, the performance-based vesting conditions were deemed not probable to occur, and accordingly, no stock-based compensation expense related to PSUs was recognized during the three and nine months ended September 30, 2025.

As of September 30, 2025, total unrecognized compensation cost, excluding unrecognized compensation cost related to PSUs, was $179.7 million, which is expected to be recognized over a weighted average period of 2.4 years. As of September 30, 2025, total unrecognized compensation cost related to PSUs was $11.1 million, which will be recognized when the performance-based vesting conditions are deemed probable to occur.

2021 equity incentive plan

In July 2021, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs (including PSUs), unrestricted stock awards, cash-based awards and dividend equivalent rights. Stock awards granted under the 2021 Plan with service-based vesting conditions generally vest over three- or four-year service periods, and stock options expire after ten years. As of September 30, 2025, 8,419,747 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount in accordance with the terms of the offering and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods beginning in December and June of each year. During the nine months ended September 30, 2025, 7,843 shares were sold under the ESPP. As of September 30, 2025, 2,332,718 shares of Class A common stock remained available for issuance under the ESPP.

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2024:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2024	7,980,047	$28.93	7.45	$398,407
Granted	1,336,157	$76.61
Exercised	(676,572)	$21.57
Cancelled or forfeited	(74,418)	$74.77
Outstanding as of September 30, 2025	8,565,214	$36.55	7.02	$428,895
Exercisable as of September 30, 2025	5,259,242	$21.09	6.14	$343,960

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2025 and 2024 was $14.3 million and $32.5 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $37.4 million and $72.6 million, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the date of exercise.

The weighted average grant-date fair value of stock options granted during the three months ended September 30, 2025 and 2024 was $50.94 per share and $51.79 per share, respectively. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $50.79 per share and $51.79 per share, respectively.

RSUs

The following table summarizes the Company’s RSU activity since December 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2024	716,921	$75.13
Granted	618,773	$77.23
Vested	(242,905)	$74.52
Forfeited	(18,154)	$81.38
Outstanding as of September 30, 2025	1,074,635	$76.37

The RSU activity above includes 141,935 of outstanding PSUs. The total fair value of RSUs vested during the three and nine months ended September 30, 2025 was $1.5 million and $18.1 million, respectively. No RSUs vested during the three and nine months ended September 30, 2024.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2025	2024
Options to purchase common stock	8,565,214	8,220,295
RSUs	1,074,635	683,741
ESPP	21,283	—
	9,661,132	8,904,036

9. Commitments and Contingencies

Revenue share

The Company has revenue sharing agreements with Deerfield and the Company’s scientific founder to pay each of Deerfield and the scientific founder a fixed low single-digit percentage rate of net sales of certain commercial products. The payment obligation expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country for both Deerfield and the Company’s scientific founder. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss (see Note 4). The Company accounts for the obligation to the scientific founder as a contingent liability and has not accrued any liability as of September 30, 2025 or December 31, 2024 under this agreement. The Company has not recorded any net sales and, as a result, has not paid any amounts under these agreements.

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

The following table sets forth the Company’s segment information (in thousands):

	Consolidated		Consolidated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct external expenses by program
Zidesamtinib	$(16,665)	$(18,141)	$(49,496)	$(43,393)
Neladalkib	(30,047)	(20,770)	(86,352)	(44,697)
NVL-330	(6,173)	(1,541)	(16,062)	(5,251)
Discovery programs	(3,293)	(2,086)	(8,842)	(6,636)
Personnel-related expenses (including stock-based compensation)	(41,041)	(26,193)	(115,114)	(74,626)
General and administrative professional and consultant fees	(4,020)	(3,058)	(9,963)	(7,735)
Change in fair value of related party revenue share liability	(19,810)	(16,600)	(27,280)	(16,600)
Interest income	10,203	8,652	33,156	25,297
Other segment items(1)	(11,459)	(4,568)	(26,285)	(11,759)
Income tax provision	(132)	(40)	(434)	(593)
Consolidated net loss	$(122,437)	$(84,345)	$(306,672)	$(185,993)

(1) Other segment items included in consolidated net loss include expenses for commercialization preparation activities, information technology, research and development consulting services, employee recruitment, and other miscellaneous activities.

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

In June 2025, we announced positive pivotal data for zidesamtinib in TKI pre-treated patients with advanced ROS1-positive NSCLC from the global ARROS-1 Phase 1/2 clinical trial, and in September 2025, we presented the pivotal dataset at the International Association for the Study of Lung Cancer 2025 World Conference on Lung Cancer. In this pivotal dataset, data were pooled across Phase 1 and 2 and reported for the primary objective of objective response rate (ORR, RECIST 1.1) by blinded independent central review (BICR). Key secondary objectives include duration of response (DOR), intracranial ORR (IC-ORR), and safety.

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
•
36% of patients had a secondary ROS1 resistance mutation, a key driver of disease progression, of which 22% had a ROS1 G2032R mutation.
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

Table 1.	All TKI Pre-treated[a,c]	1 prior ROS1 TKI (crizotinib or entrectinib) ± chemotherapy[b,d]
n	117	55
ORR, % (n/N) (95% CI)	44% (51/117) (34, 53)	51% (28/55) (37, 65)
% DOR ≥ 6 months[e] (95% CI)	84% (71, 92)	93% (74, 98)
% DOR ≥ 12 months[e] (95% CI)	78% (62, 88)	93% (74, 98)
% DOR ≥ 18 months[e] (95% CI)	62% (28, 84)	93% (74, 98)
% PFS ≥ 6 months[e] (95% CI)	57% (47, 66)	70% (56, 81)
% PFS ≥ 12 months[e] (95% CI)	48% (38, 57)	68% (53, 79)
% PFS ≥ 18 months[e] (95% CI)	40% (24, 55)	68% (53, 79)
G2032R mutation[f]
n	26	6
ORR, % (n/N) (95% CI)	54% (14/26) (33, 73)	83% (5/6) (36, 100)
% DOR ≥ 6 months[e] (95% CI)	79% (47, 93)	80% (20, 97)
% DOR ≥ 12 months[e] (95% CI)	60% (28, 81)	80% (20, 97)

NE = not estimable

a The median duration of follow-up was 11.1 months (range 0.2 – 25.6) and mDOR continues to mature. For responders, the emerging mDOR was 22.0 months (95% CI: 17.2, NE) overall and 17.2 months (95% CI: 3.7, NE) for the subset with G2032R. Median progression free survival (mPFS) was 9.7 months (95% CI: 5.5, NE) with median follow-up of 11.1 months (range 0.2 – 25.6).

b The median duration of follow-up was 11.8 months (range 1.2 – 25.6), and mDOR and mPFS continue to mature. For responders, the emerging mDOR was 22.0 months (95% CI: 22.0, NE) overall and NE (95% CI: 1.9, NE) for the subset with G2032R. The emerging mPFS was 23.8 months (95% CI: 23.8, NE).

c Includes responses observed in patients previously treated with at least 2 prior ROS1 TKIs ± chemotherapy (22/58, ORR = 38%), and in patients previously treated with repotrectinib (8/17, ORR = 47%) or taletrectinib (3/7, ORR = 43%). The estimated DOR was 71% (95% CI: 46, 86) at 6 months and 56% (95% CI: 29, 76) at 12 months.

d For patients receiving crizotinib only ± chemotherapy, ORR was 68% (19/28) with no progression events among responders (DOR range: 7.3+ to 23.2+ months). The PFS rate was 89% (95% CI: 70, 96) at 6, 12, and 18 months with median not reached. For patients receiving entrectinib only ± chemotherapy, ORR was 33% (9/27) with three progression events among responders.

e Estimated by Kaplan-Meier analysis.

f ROS1 G2032R mutation identified in local or central testing of blood (ctDNA) or tissue.

In patients that had measurable CNS lesions by BICR at baseline (n = 56), the IC-ORR was 48% with 20% (11/56) intracranial complete responses (CR) and 2 unconfirmed partial responses (PR), and intracranial DOR (IC-DOR) ≥ 6 months of 79% (95% CI: 56, 91) and ≥ 12 months of 71% (95% CI: 46, 87).

•
In patients that had only received prior crizotinib, which has limited brain penetrance, ± chemotherapy (n = 13), the IC-ORR was 85% with 54% (7/13) intracranial CRs. The IC-DOR at 6 and 12 months was 91% (95% CI: 51, 99), with only one CNS progression event among CNS responders.
•
In patients previously treated with the brain-penetrant TKIs entrectinib, lorlatinib, repotrectinib or taletrectinib (n = 43), the IC-ORR was 37% with 25% (4/16) intracranial CRs.
•
Additionally, no CNS progression was observed among patients who entered the study without brain metastases at baseline per BICR.

Zidesamtinib demonstrated a generally safe and well-tolerated safety profile consistent with its ROS1-selective, tropomyosin receptor kinase (TRK)-sparing design. In the 432 patients with advanced ROS1-positive NSCLC treated at RP2D as of the data cut-off date, the median duration of exposure was 5 months (range, 0, 32). The most frequent treatment-emergent adverse events (TEAEs) occurring in ≥ 15% of patients were peripheral edema (36%), constipation (17%), blood creatine phosphokinase (CPK) increase (16%), fatigue (16%), and dyspnea (15%). The only treatment-related adverse event in ≥ 15% of patients was peripheral edema (29%). Dose reductions due to TEAEs occurred in 10% of patients, with the most common TEAEs occurring in > 2 patients that led to dose reduction being peripheral edema (n = 8), blood CPK increase (n = 4), peripheral sensory neuropathy (n = 4), arthralgia (n = 3), and paresthesia (n = 3). Only 2% of patients discontinued treatment due to TEAEs.

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

In September 2025, we completed our rolling NDA submission for zidesamtinib in TKI pre-treated advanced ROS1-positive NSCLC under the FDA’s Real-Time Oncology Review pilot program, which facilitates earlier submission of topline efficacy and safety results prior to submission of the complete application, to support an earlier start to the FDA’s evaluation of the application. We continue to engage with the FDA on potential opportunities for line-agnostic expansion.

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

At the European Society for Medical Oncology Congress (ESMO) in September 2024, we presented updated data from the Phase 1 dose-escalation portion of the ALKOVE-1 clinical trial, based on a data cut-off date of June 15, 2024. Data presented showed that treatment with neladalkib resulted in durable clinical responses in heavily pre-treated patients with ALK-positive NSCLC, including in subgroups of patients who had likely exhausted all available therapies, including lorlatinib, had a history of brain metastases, or had single or compound ALK resistance mutations. Additionally, neladalkib demonstrated a favorable preliminary safety profile consistent with its ALK-selective, TRK-sparing design.

Between February 2024 and December 31, 2024, 463 patients were enrolled in the Phase 2 portion of the ALKOVE-1 clinical trial. Enrollment in the Phase 2 TKI pre-treated NSCLC cohorts of the ALKOVE-1 trial is complete, and we expect to report pivotal data for TKI pre-treated patients with advanced ALK-positive NSCLC by year-end 2025.

We believe that the previously presented data in heavily pre-treated patients could have the potential to translate to deep, durable responses in the front-line setting. In July 2025, we announced the initiation of a Phase 3 clinical trial, which we refer to as the ALKAZAR trial, with registrational intent for TKI-naïve patients with advanced ALK-positive NSCLC. The ALKAZAR trial is a global, randomized, controlled trial designed to evaluate neladalkib versus the current standard of care. Patients are randomized 1:1 to receive neladalkib monotherapy or ALECENSA® (alectinib) monotherapy, reflecting input from collaborating physician-scientists and alignment with global regulatory agencies. The ALKAZAR trial is designed to enroll approximately 450 patients with TKI-naïve ALK-positive NSCLC. The primary endpoint is PFS based on BICR. Secondary endpoints include overall survival, PFS based on investigator’s assessment, time to intracranial response, and BICR assessment of IC-ORR, IC-DOR, ORR, DOR, time to intracranial progression, and safety.

At ESMO in October 2025, we also presented preliminary data for neladalkib in patients with advanced ALK-positive solid tumors outside of NSCLC from the ongoing ALKOVE-1 clinical trial. Neladalkib demonstrated encouraging activity across a diverse set of ALK TKI-naïve and previously treated advanced ALK-positive solid tumors, and was generally well-tolerated with a preliminary overall safety profile consistent with its ALK-selective, TRK sparing design, and with previously reported data.

NVL-330

Our third product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical needs of treating tumors driven by HER2 mutations and alterations, including HER2 exon 20 insertion mutations (HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor receptor (EGFR). Preclinical data have shown that NVL-330 inhibited a broad range of HER2 oncogenic alterations, including HER2ex20, in cell-based assays, was brain penetrant and was selective for HER2 oncogenic alterations over the structurally related wild-type EGFR. Additionally, new preclinical data were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2025, further supporting NVL-330’s potentially differentiated brain-penetrant profile. Compared to several currently available and investigational HER2 TKIs in the same preclinical assays, NVL-330 demonstrated a favorable efflux ratio and brain partitioning, metrics that are potentially positive predictors of brain exposure in humans. In preclinical models of intracranial activity, NVL-330 induced deep intracranial regression in mice. In the same models, the approved therapies T-DXd and zongertinib did not induce intracranial regression at their clinically relevant doses. Additionally, NVL-330 induced intracranial tumor regression in mice that had progressed in the CNS on zongertinib.

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

We have incurred significant net losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of our product candidates. We reported net losses of $306.7 million for the nine months ended September 30, 2025, and $260.8 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $853.7 million. We expect to incur significant expenses for the foreseeable future in connection with ongoing activities, particularly if and as we:

•
continue to advance zidesamtinib, neladalkib and NVL-330 in clinical development;
•
advance the development of our discovery programs;
•
expand our pipeline of product candidates through our product discovery and development efforts;
•
seek regulatory approvals for our product candidates;
•
continue to build a sales, marketing and distribution infrastructure to commercialize any approved product candidates and incur related commercial manufacturing costs;
•
implement operational, financial and management systems;
•
attract, hire and retain additional clinical, scientific, management, sales and marketing and administrative personnel;
•
maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know-how;
•
acquire or in-license other product candidates and technologies; and
•
operate as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development of, obtain regulatory approval for and successfully commercialize one or more of our product candidates. As a result, we may need additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including actual or threatened tariffs or other changes in trade policy, civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts.

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

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $943.1 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. See “—Liquidity and Capital Resources.”

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
•
establishing commercial manufacturing capabilities including making arrangements with CMOs;
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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, commercial and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services, as well as fees for commercialization preparation activities. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the growth of our organization as well as prepare for the commercial launch of our product candidates that obtain regulatory approval.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses
Research and development	$83,843	$60,551	$23,292
General and administrative	28,853	15,780	13,073
Total operating expenses	112,696	76,331	36,365
Loss from operations	(112,696)	(76,331)	(36,365)
Other income (expense)
Change in fair value of related party revenue share liability	(19,810)	(16,600)	(3,210)
Interest income and other income (expense), net	10,201	8,626	1,575
Total other income (expense), net	(9,609)	(7,974)	(1,635)
Loss before income taxes	(122,305)	(84,305)	(38,000)
Income tax provision	132	40	92
Net loss	$(122,437)	$(84,345)	$(38,092)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Direct external research and development expenses by program:
Zidesamtinib	$16,665	$18,141	$(1,476)
Neladalkib	30,047	20,770	9,277
NVL-330	6,173	1,541	4,632
Discovery programs	3,293	2,086	1,207
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	24,601	15,984	8,617
Other	3,064	2,029	1,035
Total research and development expenses	$83,843	$60,551	$23,292

Research and development expenses were $83.8 million for the three months ended September 30, 2025, compared to $60.6 million for the three months ended September 30, 2024. The increase in direct external research and development expenses related to neladalkib of $9.3 million was primarily due to costs related to the ongoing Phase 2 portion of the ALKOVE-1 clinical trial and costs related to the Phase 3 ALKAZAR clinical trial, which was initiated in July 2025. The increase in direct external research and development expenses related to NVL-330 of $4.6 million was primarily due to costs related to the ongoing HEROEX-1 Phase 1 clinical trial and increased manufacturing costs. The increase in personnel-related expenses of $8.6 million was primarily due to an increase of $4.0 million in stock-based compensation expense and an increase in headcount. For the three months ended September 30, 2025 and 2024, stock-based compensation expense was $12.3 million and $8.3 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Personnel-related (including stock-based compensation)	$16,440	$10,209	$6,231
Professional and consultant fees	4,020	3,058	962
Commercial preparation and other	8,393	2,513	5,880
Total general and administrative expenses	$28,853	$15,780	$13,073

General and administrative expenses were $28.9 million for the three months ended September 30, 2025, compared to $15.8 million for the three months ended September 30, 2024. The increase in personnel-related expenses of $6.2 million was primarily due to an increase of $2.8 million in stock-based compensation expense and an increase in headcount. For the three months ended September 30, 2025 and 2024, stock-based compensation expense was $10.0 million and $7.2 million, respectively. The increase in commercial preparation and other expenses of $5.9 million was primarily due to costs incurred in preparation for the potential commercial launch of our product candidates.

Other income (expense)

Change in fair value of related party revenue share liability

The change in fair value of the related party revenue share liability was $19.8 million and $16.6 million for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, the change in fair value of the related party revenue share liability was due to changes in certain assumptions in the model used to calculate fair value such as the probability and timing of obtaining regulatory approval and estimated future product revenues.

Interest income and other income (expense), net

Interest income and other income (expense), net for the three months ended September 30, 2025 and 2024 consisted primarily of interest income of $10.2 million and $8.7 million, respectively. The increase in interest income was primarily due to higher cash, cash equivalents and marketable securities during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses
Research and development	$239,174	$148,351	$90,823
General and administrative	72,905	45,718	27,187
Total operating expenses	312,079	194,069	118,010
Loss from operations	(312,079)	(194,069)	(118,010)
Other income (expense)
Change in fair value of related party revenue share liability	(27,280)	(16,600)	(10,680)
Interest income and other income (expense), net	33,121	25,269	7,852
Total other income (expense), net	5,841	8,669	(2,828)
Loss before income taxes	(306,238)	(185,400)	(120,838)
Income tax provision	434	593	(159)
Net loss	$(306,672)	$(185,993)	$(120,679)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Direct external research and development expenses by program:
Zidesamtinib	$49,496	$43,393	$6,103
Neladalkib	86,352	44,697	41,655
NVL-330	16,062	5,251	10,811
Discovery programs	8,842	6,636	2,206
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	70,070	43,390	26,680
Other	8,352	4,984	3,368
Total research and development expenses	$239,174	$148,351	$90,823

Research and development expenses were $239.2 million for the nine months ended September 30, 2025, compared to $148.4 million for the nine months ended September 30, 2024. The increase in direct external research and development expenses related to neladalkib of $41.7 million was primarily due to costs related to the ongoing Phase 2 portion of the ALKOVE-1 clinical trial and costs related to the Phase 3 ALKAZAR clinical trial, which was initiated in July 2025, as well as increased manufacturing costs. The increase in direct external research and development expenses related to NVL-330 of $10.8 million was primarily due to costs related to the ongoing HEROEX-1 Phase 1 clinical trial and increased manufacturing costs. The increase in direct external research and development expenses related to zidesamtinib of $6.1 million was primarily due to costs related to the ongoing Phase 2 portion of the ARROS-1 clinical trial and professional services, partially offset by decreased manufacturing costs. The increase in personnel-related expenses of $26.7 million was primarily due to an increase of $13.7 million in stock-based compensation expense and an increase in headcount. For the nine months ended September 30, 2025 and 2024, stock-based compensation expense was $36.0 million and $22.3 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Personnel-related (including stock-based compensation)	$45,044	$31,236	$13,808
Professional and consultant fees	9,963	7,735	2,228
Commercial preparation and other	17,898	6,747	11,151
Total general and administrative expenses	$72,905	$45,718	$27,187

General and administrative expenses were $72.9 million for the nine months ended September 30, 2025, compared to $45.7 million for the nine months ended September 30, 2024. The increase in personnel-related expenses of $13.8 million was primarily due to an increase of $6.6 million in stock-based compensation expense and an increase in headcount. For the nine months ended September 30, 2025 and 2024, stock-based compensation expense was $28.8 million and $22.2 million, respectively. The increase in commercial preparation and other expenses of $11.2 million was primarily due to costs incurred in preparation for the potential commercial launch of our product candidates.

Other income (expense)

Change in fair value of related party revenue share liability

The change in fair value of the related party revenue share liability was $27.3 million and $16.6 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the change in fair value of the related party revenue share liability was due to changes in certain assumptions in the model used to calculate fair value such as the probability and timing of obtaining regulatory approval and estimated future product revenues.

Interest income and other income (expense), net

Interest income and other income (expense), net for the nine months ended September 30, 2025 and 2024 consisted primarily of interest income of $33.2 million and $25.3 million, respectively. The increase in interest income was primarily due to higher cash, cash equivalents and marketable securities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses. We have not yet commercialized any of our product candidates and our ability to generate revenue from product sales will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of one or more of our product candidates. Through September 30, 2025, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes, debt financing from stockholders and proceeds from the sale of common stock in our public offerings. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $943.1 million and accounts payable and accrued expenses and other current liabilities of $89.2 million.

In August 2022, we entered into a Sales Agreement (as amended, the Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may issue and sell shares of our Class A common stock, from time to time, having an aggregate offering price of up to $150.0 million through Cowen as our Sales Agent (the ATM Facility). We agreed to pay Cowen a commission of up to 3% of the gross proceeds of any shares of Class A common stock sold pursuant to the Sales Agreement. In October 2022, we entered into Amendment No. 1 to the Sales Agreement with Cowen (the Sales Agreement Amendment), which reduced the maximum aggregate offering price of the Class A common stock to $135.0 million. The registration statement on Form S-3 that registered the issuance and sale of shares of our Class A common stock under the ATM Facility expired on August 16, 2025. We did not sell any shares of our Class A common stock under the ATM Facility prior to the expiration of the registration statement.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(201,881)	$(123,064)
Net cash provided by (used in) investing activities	156,866	(403,469)
Net cash provided by financing activities	15,076	560,390
Net increase (decrease) in cash and cash equivalents	$(29,939)	$33,857

Operating activities

During the nine months ended September 30, 2025, operating activities used $201.9 million of cash, resulting from our net loss of $306.7 million adjusted for non-cash items, primarily stock-based compensation expense of $64.8 million, change in fair value of related party revenue share liability of $27.3 million and net accretion on marketable securities of $9.2 million, and net cash provided by changes in our operating assets and liabilities of $21.7 million. Our net loss was primarily due to clinical trial and manufacturing costs to support the development of our product candidates, personnel-related expenses due to the growth of our Company, costs related to professional services and costs incurred in preparation for the potential commercial launch of our product candidates, partially offset by interest income due to our cash, cash equivalents and marketable securities. Net cash provided by changes in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses and other liabilities of $34.5 million, partially offset by an increase in other assets of $13.1 million.

During the nine months ended September 30, 2024, operating activities used $123.1 million of cash, resulting from our net loss of $186.0 million adjusted for non-cash items, including stock-based compensation expense of $44.4 million, change in fair value of related party revenue share liability of $16.6 million and net accretion on marketable securities of $9.7 million, and net cash provided by changes in our operating assets and liabilities of $11.6 million. Net cash provided by changes in our operating assets and liabilities was due to an increase in accounts payable and accrued expenses and other liabilities of $19.7 million, partially offset by increases in prepaid expenses and other current assets of $4.8 million and other assets of $3.3 million.

Changes in prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other liabilities were generally due to growth in our business, the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $156.9 million, primarily due to proceeds from maturities of marketable securities of $769.7 million, partially offset by purchases of marketable securities of $613.7 million.

During the nine months ended September 30, 2024, net cash used in investing activities was $403.5 million, primarily due to purchases of marketable securities of $712.5 million, partially offset by proceeds from maturities of marketable securities of $308.0 million.

Financing activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $15.1 million, primarily due to proceeds from the exercise of options to purchase common stock of $14.6 million.

During the nine months ended September 30, 2024, net cash provided by financing activities was $560.4 million, primarily due to proceeds from an underwritten public offering of $540.5 million, net of underwriting discounts and commissions, and proceeds from the exercise of options to purchase common stock of $20.4 million.

Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance our preclinical, clinical, and commercialization preparation activities for our product candidates in development and any future product candidates. The timing and amount of our operating expenditures will depend largely on:

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

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $943.1 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2025, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2024 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our cash, cash equivalents and marketable securities. As of September 30, 2025, we had $115.8 million in cash and cash equivalents and $827.4 million in marketable securities classified as available-for-sale securities. We invest our excess cash in money market funds, commercial paper, corporate bonds, government and agency securities and U.S. treasury bills. We mitigate credit risk by maintaining a diversified portfolio, placing our cash with high credit quality financial institutions and limiting the amount of investment exposure as to maturity and investment type according to our investment policy. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2025, we were not party to any material legal proceedings.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies at our stage of development in rapidly evolving fields. We also expect that, as we advance our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. We have recently begun to establish a commercial infrastructure in preparation for a potential future product launch if one or more of our product candidates receives marketing approval and have begun to incur costs in connection with such preparations. We expect such costs to increase in the future. There can be no assurance that we will be able to obtain marketing approval for any of our product candidates, and if we are unable to do so we may not be able to generate any meaningful return from the investments we have made and expect to make in the development of our product candidates or in connection with preparations for the commercial launch of our product candidates. In addition, we may not be successful in building out the commercial, medical affairs and other functional capabilities that we believe will be necessary to operate as a fully integrated commercial-stage biopharmaceutical company, and our failure to do so could have an adverse effect on our anticipated development and commercialization timelines and on our financial condition and results of operations. If we do not adequately address these risks and difficulties or successfully make a transition to a commercial-stage company, our business will suffer.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $306.7 million for the nine months ended September 30, 2025, and $260.8 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $853.7 million. We have not yet completed any Phase 2 or Phase 3 clinical trials and our ability to generate revenue from product sales will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of one or more of our product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We may require additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs, commercialization efforts, product development or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect to incur significant expenses for the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, and seek marketing approval for, our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials, including our planned and anticipated clinical trials, are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop. We have initiated Phase 1/2 clinical trials for our parallel lead programs, zidesamtinib and neladalkib, a Phase 3 clinical trial for neladalkib, and a Phase 1 clinical trial for our third product candidate, NVL-330. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. We also continue to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding in order to continue our operations.

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

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research or drug development programs, clinical trials or commercialization efforts.

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

Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product candidate’s commercial potential. Even if approved, we may be required to conduct additional studies to verify or confirm the clinical benefits of our products. We have completed our NDA submission to the FDA for zidesamtinib in TKI pre-treated patients with advanced ROS1-positive NSCLC. We have not obtained regulatory approval for any product candidate, nor have we submitted for regulatory approval for any product candidate other than zidesamtinib, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control.

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

For zidesamtinib, there are currently four ROS1-targeted kinase inhibitors approved by the FDA for use in TKI-naïve ROS1-positive NSCLC: crizotinib, entrectinib, repotrectinib and taletrectinib. Crizotinib has also received approval for treatment of ALK-positive NSCLC. Lorlatinib is another therapy recommended for use in ROS1-positive NSCLC patients according to the National Comprehensive Cancer Network guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC and has demonstrated CNS activity as reported in its prescribing information.

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

For NVL-330, there is one HER2 inhibitor approved by the FDA for the treatment of HER2-altered NSCLC: zongertinib, for the treatment of adult patients with unresectable or metastatic NSCLC whose tumors have HER2 mutations and who have received prior systemic therapy. Additionally, T-DXd, an antibody-drug conjugate, has been approved by the FDA for the treatment of HER2 mutant NSCLC. Shanghai Hengrui Pharmaceutical Co., Ltd.’s pyrotinib is another kinase inhibitor in development for patients with HER2 mutant NSCLC.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the Eleventh Circuit in September 2021. In Catalyst Pharms., Inc. v. Becerra (Catalyst), the court held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity, and on April 17, 2025, the FDA appealed this decision. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

On June 6, 2023, Merck & Co., Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, Boehringer Ingelheim and Teva Pharmaceuticals, also filed lawsuits in various courts with constitutional and Administrative Procedure Act claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. The U.S. Court of Appeals for the Third Circuit has rejected challenges to the Medicare price negotiation program from AstraZenaca, Novo Nordisk, Novartis, Bristol Myers Squibb Company and Janssen Pharmaceuticals on their appeals, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Subsequently, on May 12, 2025, President Trump issued an additional executive order (the Additional Order) calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Additional Order directs the Secretary of HHS to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Additional Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking plan that imposes MFN pricing in the U.S. On May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development (OECD) with a gross domestic product (GDP) per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. In July 2025, the Trump administration sent letters to seventeen major pharmaceutical companies with respect to MFN pricing, including asking that MFN prices be available to all Medicaid patients, that companies not offer better prices outside the U.S., that direct-to-patient pricing be adopted and that revenue gains abroad be reinvested to lower U.S. prices. In September 2025, Pfizer reached an agreement with the Trump administration in which it committed to certain MFN pricing action in exchange for a temporary exemption from proposed tariffs. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

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

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year. For example, one company disclosed in June 2025 that the FDA had notified it that a previously disclosed PDUFA goal date would not be met due to heavy workload and limited resources. While the impact of these staffing disruptions remains uncertain, there can be no assurance that staff responsible for managing the PDUFA program will not be impacted and that companies will not experience delays in processing of NDAs and BLAs that may result in a longer than expected review period or delayed PDUFA dates.

Additionally, the U.S. federal government has been shut down since October 1, 2025. During the shutdown, the FDA has operated on a reduced basis with many non-essential functions suspended. While reviews tied to already paid user fees are continuing, companies may experience slower communications and selective deferrals. If this shutdown continues, it may prevent the FDA from conducting their regular inspections, reviews or other regulatory activities, and could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse impact on our business. For example, during the shutdown, the FDA does not have legal authority to accept user fees assessed for fiscal year 2026 until a fiscal year 2026 appropriation or continuing resolution for the FDA is enacted, which means that the FDA will not be able to accept any regulatory submissions for fiscal year 2026 that require a fee payment and that are submitted during the shutdown. Further, in our operations as a U.S. public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Historically, our team was primarily focused on research and development of small molecule kinase inhibitors. More recently, we have begun to establish a commercial infrastructure in preparation for a future product launch if one or more of our product candidates receives marketing approval, including the hiring of sales, marketing and other commercially focused personnel. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical, sales and marketing, and management personnel, and we face significant competition for experienced personnel. Personnel with the required skills and experience may be scarce or may not be available at all. In addition, competition for these skilled personnel is intense and recruiting and retaining skilled employees is difficult, particularly for a development-stage company such as ours. Even if we are successful in identifying, attracting, hiring and retaining qualified employees, recent market changes, including labor shortages, and rising inflation have increased employee-related costs substantially, which may negatively affect our operating results.

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

As of September 30, 2025, we had 218 full-time employees, including 143 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to grow as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

As a result of numerous changes in tariffs and trade restrictions that have been announced and/or implemented by the Trump administration since taking office, and other countries in response to the Trump administration’s actions, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact on our costs of materials or supply chain disruptions and delays. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or rendered infeasible, and regulatory approval or commercial launch of any resulting product may be delayed, which could significantly harm our business. We cannot yet predict the effect of recently imposed U.S. tariffs, or of possible future U.S. tariffs, including, but not limited to, tariffs on pharmaceuticals, pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients (API) and key starting materials, and derivative products of those items, on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

Some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or as a result of geopolitical unrest or unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies, including WuXi AppTec and WuXi Biologics (collectively, WuXi), over alleged ties to the Chinese military. Sustained uncertainty about or further escalating trade and political tensions between the U.S. and China may prevent or hinder the export of materials or technical information among us, our CDMOs and other relevant third parties, such as pharmaceutical partners, or could result in trade or retaliatory restrictions that may hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China.

In addition, in September 2024 during the 118th Congress, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333), which named several Chinese biotechnology companies of concern, including WuXi. Although the BIOSECURE Act was not passed by Congress, if it had been enacted into law, the legislation would have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities’ transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. If the BIOSECURE Act becomes law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and the import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

While we have recently begun to establish a commercial infrastructure in preparation for a future product launch if one or more of our product candidates receives marketing approval, in order to successfully commercialize any product candidates, if approved, we must build robust marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

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

Failure to secure additional financing, as needed, in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or commercialization efforts. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended September 30, 2025.

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

NUVALENT, INC.

Date: October 30, 2025	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)