Form 10-K
period 2025-12-31
Nuvalent, Inc.
filed 2026-02-26
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________________________

FORM 10-K

_____________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was a closing price of $76.30 per share on June 30, 2025, as reported on the Nasdaq Global Select Market, the aggregate market value of its Class A common stock and Class B common stock held by non-affiliates was approximately $3.6 billion.

As of February 19, 2026, the registrant had 73,181,747 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
estimates of our future expenses, revenues, capital requirements, and our needs for additional funding;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” “aim” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. If one or more of these risks or uncertainties were to occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission (SEC) completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

Except where the context otherwise requires or where otherwise indicated, the terms “Nuvalent,” “we,” “us,” “our,” “our Company,” “the Company,” and “our business” in this Annual Report refer to Nuvalent, Inc. and its consolidated subsidiary. Solely for convenience, the trademarks and trade names in this Annual Report may be referred to without the symbols ® and ™. Nuvalent and associated logos are trademarks of Nuvalent. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

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

•
We have a limited operating history, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability;
•
We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future;
•
Our future prospects are substantially dependent on zidesamtinib (NVL-520), neladalkib (NVL-655) and NVL-330. If we are unable to advance these product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed. Even if we obtain regulatory approval for such candidates, there is no assurance that our commercialization efforts will be successful or that we will be able to generate revenues or profits at the levels or on the timing we expect, if at all;
•
Our preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which would prevent or delay development, regulatory approval and commercialization;
•
Our discovery and development activities are focused on the development of targeted therapeutics for patients with cancer-associated genomic alterations, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to approved or marketable products;
•
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later-stage clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities and we may not be able to commercialize our product candidates;
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
•
Even if one of our product candidates receives marketing approval, we or others may later discover that the product is less effective or tolerable than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of our collaborators, to market the product;
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
•
If we are unable to establish adequate sales, marketing and distribution capabilities or enter into agreements with third parties to sell, market or distribute our product candidates, we may not be able to successfully commercialize our product candidates that obtain regulatory approval;
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

Zidesamtinib (NVL-520)

Our first lead product candidate, zidesamtinib (NVL-520), is being developed for patients with ROS proto-oncogene 1 (ROS1)-positive non-small cell lung cancer (NSCLC). Zidesamtinib is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, central nervous system (CNS)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (TKIs). Zidesamtinib has received FDA Breakthrough Therapy designation for the treatment of patients with locally advanced or metastatic (advanced) ROS1-positive NSCLC who have previously been treated with two or more prior ROS1 TKIs, and orphan drug designation for ROS1-positive NSCLC.

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

In September 2023, we announced the initiation of the Phase 2 portion of the ARROS-1 clinical trial, following alignment with the FDA on a recommended Phase 2 dose (RP2D) of 100 mg once daily (QD). The Phase 2 portion of the ARROS-1 clinical trial is designed to evaluate the safety and activity of zidesamtinib in patients with advanced ROS1-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. The Phase 2 cohorts have been designed to support potential registration in TKI-naïve and/or TKI pre-treated ROS1-positive NSCLC patients.

Between September 2023 and June 16, 2025, 435 patients were enrolled in the Phase 2 portion of the ARROS-1 clinical trial. In June 2025, we announced positive pivotal data for zidesamtinib in TKI pre-treated patients with advanced ROS1-positive NSCLC from the global ARROS-1 Phase 1/2 clinical trial, and in September 2025, we presented the pivotal dataset at the International Association for the Study of Lung Cancer 2025 World Conference on Lung Cancer. The primary efficacy analysis population for this pivotal dataset consisted of 117 TKI pre-treated patients with advanced ROS1-positive NSCLC with measurable disease who received zidesamtinib at the RP2D by May 31, 2024, with duration of response (DOR) follow-up of at least 6 months available for nearly all responders.

In June 2025, we also shared preliminary data from the Phase 2 TKI-naïve cohort in the ARROS-1 clinical trial, in which enrollment is ongoing. Encouraging preliminary data were available for 35 TKI-naïve patients with advanced ROS1-positive NSCLC treated with zidesamtinib at RP2D as of August 31, 2024. As of June 16, 2025, a total of 104 patients had been enrolled in the ongoing TKI-naïve cohort of the ARROS-1 trial.

In November 2025, the FDA accepted for filing our NDA for zidesamtinib for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC who received at least 1 prior ROS1 TKI. The application has been assigned a Prescription Drug User Fee Act (PDUFA) target action date of September 18, 2026. Additionally, we plan to submit data from the ongoing TKI-naïve cohort in the Phase 2 portion of the ARROS-1 clinical trial to the FDA to support a potential label expansion of zidesamtinib in TKI-naïve patients with advanced ROS1-positive NSCLC in the second half of 2026.

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

Our ALKOVE-1 clinical trial is a first-in-human global Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating neladalkib as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. Dosing was initiated in the Phase 1 portion of the ALKOVE-1 clinical trial in June 2022. From June 2022 to February 2024, the Phase 1 portion of the ALKOVE-1 clinical trial enrolled 133 patients (131 NSCLC, 2 other solid tumors).

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

In July 2025, we announced the initiation of the ALKAZAR Phase 3 clinical trial with registrational intent for TKI-naïve patients with advanced ALK-positive NSCLC. The ALKAZAR clinical trial is a global, randomized, controlled trial designed to evaluate neladalkib versus the current standard of care. Patients are randomized 1:1 to receive neladalkib monotherapy or ALECENSA (alectinib) monotherapy, reflecting input from collaborating physician-scientists and alignment with global regulatory agencies. The ALKAZAR clinical trial is designed to enroll approximately 450 patients with TKI-naïve ALK-positive NSCLC. The primary endpoint is progression free survival (PFS) based on Blinded Independent Central Review (BICR). Secondary endpoints include overall survival, PFS based on investigator’s assessment, time to intracranial response, and BICR assessment of intracranial objective response rate (IC-ORR), intracranial duration of response (IC-DOR), objective response rate (ORR), DOR, time to intracranial progression, and safety.

At the European Society for Medical Oncology Congress (ESMO) in October 2025, we presented preliminary data for neladalkib in patients with advanced ALK-positive solid tumors outside of NSCLC from the ongoing ALKOVE-1 clinical trial. Neladalkib demonstrated encouraging preliminary activity across a diverse set of ALK TKI-naïve and previously treated advanced ALK-positive solid tumors, and was considered generally safe and well-tolerated with a preliminary overall safety profile consistent with its ALK-selective, tropomyosin receptor kinase (TRK)-sparing design, and with previously reported data.

In November 2025, we announced positive topline data for neladalkib in TKI pre-treated patients with advanced ALK-positive NSCLC from the global ALKOVE-1 Phase 1/2 clinical trial. In this topline dataset, data were pooled across Phase 1 and 2 and reported for the primary endpoint of objective response rate (ORR, RECIST 1.1) by BICR. Key secondary endpoints include DOR, IC-ORR, and safety.

As of the data cut-off date of August 29, 2025, 781 patients with ALK-positive solid tumors had received neladalkib at any starting dose across the Phase 1 and Phase 2 portions of the ALKOVE-1 clinical trial. Of these, 656 patients with advanced ALK-positive NSCLC were treated with neladalkib at the RP2D.

The primary analysis population consisted of 253 TKI pre-treated patients with advanced ALK-positive NSCLC with measurable disease by BICR who received neladalkib at the RP2D by September 30, 2024, with DOR follow-up of at least 6 months available for nearly all responders.

The primary analysis population was distinct from the ALK TKI pre-treated populations that have been reported for the currently available ALK TKIs:

•
Patients received a median of 3 prior lines of therapy (range, 1 – 11) and 51% had received prior chemotherapy.
•
78% of patients had received 2 or more prior ALK TKIs ± prior chemotherapy, of which 91% had received prior lorlatinib. No approved therapies have demonstrated activity after lorlatinib.
•
19% of patients had a secondary ALK G1202R resistance mutation, and 17% had a compound ALK resistance mutation, which are key drivers of disease progression.
•
40% of patients had active CNS disease by BICR at baseline.

Of the overall TKI pre-treated population, 25% (63/253) of patients were lorlatinib-naïve. Within this subpopulation:

•
25% received prior chemotherapy.
•
100% had received ≥ 1 prior 2G ALK TKI ± prior chemotherapy, of which 70% received prior alectinib only. No patients received crizotinib as their only ALK TKI.
•
19% of patients had a secondary ALK G1202R mutation.
•
35% had active CNS disease by BICR at baseline.

Activity was observed across subsets of TKI pre-treated patients, and DOR was assessed as the probability of patients remaining in response for at least 6, 12, and 18 months by Kaplan-Meier estimate (Table 1).

Table 1.	Any prior ALK TKI ± chemotherapy[a]	TKI Pre-treated, Lorlatinib-naïve[b]
n	253	63
ORR, % (n/N) (95% CI)	31% (79/253)[c,d] (26, 37)	46% (29/63)[e] (33, 59)
% DOR ≥ 6 months[f] (95% CI)	76% (64, 84)	89% (69, 96)
% DOR ≥ 12 months[f] (95% CI)	64% (51, 75)	80% (58, 91)
% DOR ≥ 18 months[f] (95% CI)	53% (34, 68)	60% (19, 85)
G1202R mutation[g]
n	47	12
ORR, % (n/N) (95% CI)	68% (32/47)[h,i] (53, 81)	83% (10/12) (52, 98)
% DOR ≥ 6 months[f] (95% CI)	84% (65, 93)	90% (47, 99)
% DOR ≥ 12 months[f] (95% CI)	80% (61, 91)	77% (34, 94)
% DOR ≥ 18 months[f] (95% CI)	70% (42, 86)	77% (34, 94)
Measurable CNS lesions
n	92[j]	24[k]
IC-ORR, % (n/N) (95% CI)	32% (29/92)[l,m] (22, 42)	63% (15/24)[l] (41, 81)
IC-CR, % (n/N)	13% (12/92)[n]	21% (5/24)[n]
% IC-DOR ≥ 6 months[f] (95% CI)	81% (59, 91)	92% (57, 99)
% IC-DOR ≥ 12 months[f] (95% CI)	71% (48, 85)	92% (57, 99)
% IC-DOR ≥ 18 months[f] (95% CI)	71% (48, 85)	92% (57, 99)

[a]	Median DOR (mDOR) not reached with median follow-up of 11.3 months.
[b]	mDOR not reached.
[c]	Includes 2 unconfirmed partial responses (uPRs).
[d]	Includes responses in patients previously treated with lorlatinib (ORR = 26% (50/190 including 2 uPRs) with mDOR = 17.6 months (95% CI: 6.9, not estimable (NE))).
[e]	For patients receiving only 1 prior 2G ALK TKI (alectinib (n = 44) or brigatinib (n = 2)) ± chemotherapy, ORR was 48% (22/46) with mDOR not reached, and DOR ≥ 12 and 18 months of 74% (95% CI: 48, 88).
[f]	Estimated for responders by Kaplan-Meier analysis.
[g]	ALK G1202R mutation identified in local or central testing of blood or tissue. Patients may have had other mutations in addition to ALK G1202R.
[h]

Includes responses in patients with compound ALK mutations (≥ 2 ALK mutations, cis allelic configuration not determined in all cases) after ≥ 2 prior ALK TKIs (ORR = 58% (25/43, including 1 uPR) with DOR ≥ 12 months of 69% (95% CI: 45, 84)) and in patients with ALK resistance mutations other than G1202R, including C1156Y, I1171N, I1171T, F1174C, F1174L, V1180L, L1196M, L1198F, D1203N, E1210K, and G1269A.

[i]	Includes 1 uPR.
[j]	For intracranial (IC) responders, the emerging IC-mDOR was 21.6 months (95% CI: 10.1, NE) and continues to mature.
[k]	For IC-responders, the emerging IC-mDOR was 21.6 months (95% CI: 21.6, NE) and continues to mature.
[l]	Includes 2 IC-uPRs.
[m]

IC responses were also observed in lorlatinib-experienced patients with measurable CNS lesions at baseline (IC-ORR = 21%, 14/68) with IC-mDOR not reached, IC-DOR ≥ 6 months of 71% (95% CI: 41, 88), and IC-DOR ≥ 12 and 18 months of 55% (95% CI: 26, 77).

[n]	Includes 1 intracranial unconfirmed complete response (IC-uCR) with prior confirmed IC-PR.

In November 2025, we also shared preliminary data from the Phase 2 exploratory cohort for TKI-naïve patients with advanced ALK-positive NSCLC from the ALKOVE-1 study. Encouraging preliminary data were available for 44 TKI-naïve patients with advanced

ALK-positive NSCLC and measurable disease by BICR. These patients were treated with neladalkib at RP2D in an exploratory cohort of ALKOVE-1, with data cut-off of August 29, 2025. Patients may have received up to one prior line of chemotherapy.

In the TKI-naïve ALK-positive NSCLC population, the preliminary ORR was 86% (38/44; 2 uPRs) and a CR rate of 9% (4/44; 1 uCR with prior confirmed PR) was observed. DOR ranged from 1.7+ to 14.8+ months with DOR ≥ 6 and 12 months of 91% (95% CI: 70, 98) and only two progression events among responders. In 9 patients with measurable intracranial lesions, the IC-ORR was 78% (7/9) and the intracranial CR rate was 44% (4/9; 1 IC-uCR with prior confirmed IC-PR). The IC-DOR ranged from 3.1+ to 7.0+ months with no CNS progression among responders.

Neladalkib demonstrated a generally well-tolerated safety profile consistent with its ALK-selective, TRK-sparing design. In the 656 patients with advanced ALK-positive NSCLC treated at RP2D as of the data cut-off date, the median duration of exposure was 6.0 months (range, 0.1, 28.4). The most frequent treatment-emergent adverse events (TEAEs) occurring in ≥ 15% of patients were alanine aminotransferase increased (47%), aspartate aminotransferase increased (44%), constipation (28%), dysgeusia (23%), peripheral edema (18%) and cough and nausea (16% each). The most common TEAE of transaminase elevations were generally observed to be asymptomatic lab abnormalities that were low-grade, transient, and reversible with dose interruptions or reductions. Preliminary data suggest increased incidence in less heavily pre-treated patients. Enhanced monitoring for transaminase elevations and prompt dose interventions have been implemented in the protocol for the ALKAZAR Phase 3 randomized, controlled clinical trial. Across the 656 patients treated in ALKOVE-1 at RP2D, dose reductions due to TEAEs occurred in 17% of patients and 5% of patients discontinued treatment due to TEAEs.

We have completed our pre-NDA meeting with the FDA and plan to move forward with an NDA submission of the data for TKI pre-treated patients with advanced ALK-positive NSCLC from our ALKOVE-1 study of neladalkib in the first half of 2026. We plan to present detailed study results at a future medical meeting.

NVL-330

Our third product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical needs of treating tumors driven by HER2 mutations and alterations, including HER2 exon 20 insertion mutations (HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor receptor (EGFR). Preclinical data have shown that NVL-330 inhibited a broad range of HER2 oncogenic alterations, including HER2ex20, in cell-based assays, was brain penetrant and was selective for HER2 oncogenic alterations over the structurally related wild-type EGFR. Additionally, new preclinical data were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2025, further supporting NVL-330’s potentially differentiated brain-penetrant profile. Compared to several currently available and investigational HER2 TKIs in the same preclinical assays, NVL-330 demonstrated a favorable efflux ratio and brain partitioning, metrics that are potentially positive predictors of brain exposure in humans. In preclinical models of intracranial activity, NVL-330 induced deep intracranial regression in mice. In the same models, the approved therapies Enhertu (T-DXd) and Hernexeos (zongertinib) did not induce intracranial regression at their clinically relevant doses. Additionally, NVL-330 induced intracranial tumor regression in mice that had progressed in the CNS on zongertinib.

We are currently enrolling patients in the HEROEX-1 clinical trial, a global Phase 1a/1b, multicenter, open-label, dose-escalation and expansion trial evaluating NVL-330 in pre-treated patients with advanced HER2-altered NSCLC, including those with HER2ex20 mutations. In July 2024, we announced that the first patient was dosed with NVL-330 in the HEROEX-1 trial. The HEROEX-1 trial is evaluating the overall safety and tolerability of NVL-330. Additional objectives include determination of the RP2D, characterization of the pharmacokinetic profile, and preliminary evaluation of anti-tumor activity.

Discovery Programs

We have prioritized a number of additional small molecule research programs following an assessment of medical need. Research for these programs is ongoing, and we plan to disclose a new development candidate by year-end 2026.

Our approach

Our approach is built on four core principles:

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

•
Efficient drug discovery and development. We prioritize programs that may leverage our pipeline discovery and development efforts and experience, with a specific focus on clinically proven kinase targets, with the goal of bringing our therapies to patients as soon as possible. Building on existing discovery tools and processes for the investigation of clinically proven kinase targets, we further leverage our team’s deep experience in the advancement of oncology product candidates from nomination through product launch, including potential opportunities for accelerated regulatory pathways, to achieve an efficient approach to drug discovery and development.
•
Commercialization of our product candidates, if approved, in key geographies. We retain full development and worldwide commercialization rights to our pipeline of precisely targeted therapies. We are building a fully integrated, commercial-stage biotechnology company capable of not only discovering and developing, but delivering new medicines for patients living with cancer.

With the continued increase in the adoption of kinase inhibitors as the standard of care across a broadening set of indications, we believe that opportunities to apply our established approach of efficient drug discovery and development will continue to grow.

Our programs

We are currently advancing two parallel lead programs in addition to multiple early-stage development and discovery programs, as summarized in Figure 1 below. We hold worldwide development and commercialization rights to our product candidates.

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

There are four FDA-approved TKIs for the treatment of patients with ROS1-positive NSCLC: Xalkori (crizotinib), Rozlytrek (entrectinib), Augtyro (repotrectinib), and Ibtrozi (taletrectinib). Additional treatment options for patients who are TKI pre-treated include the TKI lorlatinib, recommended for use according to the National Comprehensive Cancer Network (NCCN) guidelines, chemotherapy with or without immunotherapy, or experimental therapies in clinical trials. The current standard of care for TKI-naïve patients with ROS1-positive NSCLC is crizotinib. There is no clear standard of care for TKI pre-treated patients with ROS1-positive NSCLC.

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

We are currently investigating zidesamtinib in the Phase 2 portion of our ARROS-1 clinical trial, a first-in-human global Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating zidesamtinib as an oral monotherapy in patients with advanced ROS1-positive NSCLC and other solid tumors. The Phase 1 dose-escalation portion of the ARROS-1 clinical trial was conducted in patients with advanced ROS1-positive NSCLC or other solid tumors who had received at least one prior ROS1 TKI or any prior therapy, respectively, and evaluated the safety, tolerability and RP2D of zidesamtinib, among other objectives. Upon determination of the RP2D (100 mg QD), the trial transitioned into the ongoing Phase 2 portion designed to evaluate zidesamtinib in patients with advanced ROS1-positive NSCLC and other solid tumors and to support potential registration of zidesamtinib in TKI-naïve and/or TKI pre-treated ROS1-positive NSCLC patients.

In November 2025, the FDA accepted for filing our NDA for zidesamtinib for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC who received at least 1 prior ROS1 TKI. The application has been assigned a PDUFA target action date of September 18, 2026. Additionally, we plan to submit data from the ongoing TKI-naïve cohort in the Phase 2 portion of the ARROS-1 trial to the FDA to support a potential label expansion of zidesamtinib in TKI-naïve patients with advanced ROS1-positive NSCLC in the second half of 2026.

Neladalkib (NVL-655, ALK-Selective inhibitor)

ALK rearrangements occur in approximately 5% of metastatic NSCLCs. At the time of initial diagnosis, up to 40% of these patients present with accompanying brain metastases. Beyond NSCLC, ALK fusions have also been reported in various other solid tumors as well as lymphoma.

There are six FDA-approved TKIs for the treatment of patients with ALK-positive NSCLC: Xalkori (crizotinib), Zykadia (ceritinib), Alecensa (alectinib), Alunbrig (brigatinib), Lorbrena (lorlatinib), and Ensacove (ensartinib). Additional treatment options for patients who are TKI pre-treated include chemotherapy with or without immunotherapy, or experimental therapies in clinical trials. The current standard of care for TKI-naïve patients with ALK-positive NSCLC is alectinib, which had an estimated $1.9 billion in reported global 2025 net sales. Following treatment with alectinib, the current second-line TKI standard of care is lorlatinib with an estimated $1.0 billion in reported global 2025 net sales across all indications. There is no clear third-line TKI standard of care for patients with ALK-positive NSCLC.

Neladalkib is a brain-penetrant ALK-selective inhibitor designed with the aim to remain active in tumors that have developed resistance to first-, second-, and third-generation ALK inhibitors, including tumors with the G1202R resistance mutation or compound resistance mutations, including G1202R/L1196M, G1202R/G1269A, or G1202R/L1198F. We believe we have optimized neladalkib for brain penetrance and ALK selectivity to potentially improve treatment options for patients with brain metastases and avoid CNS adverse events related to off-target inhibition of the structurally related TRK family.

We are currently investigating neladalkib in the Phase 2 portion of our ALKOVE-1 clinical trial, a first-in-human global Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating neladalkib as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. The Phase 1 dose-escalation portion of the ALKOVE-1 clinical trial was conducted in patients with advanced ALK-positive NSCLC or other solid tumors who had received at least one prior ALK TKI or at least one prior systemic anticancer therapy, respectively, and evaluated the safety, tolerability and RP2D of neladalkib, among other objectives. Upon determination of the RP2D (150 mg QD), the trial transitioned into the ongoing Phase 2 portion designed to evaluate neladalkib in patients with advanced ALK-positive NSCLC and other solid tumors, to support potential registration of neladalkib for TKI pre-treated patients with ALK-positive NSCLC, and to enable preliminary evaluation for patients with ALK-positive NSCLC who are TKI-naïve.

We have completed our pre-NDA meeting with the FDA and plan to move forward with an NDA submission of the data for TKI pre-treated patients with advanced ALK-positive NSCLC from our ALKOVE-1 study of neladalkib in the first half of 2026. We plan to present detailed study results at a future medical meeting.

We are also investigating neladalkib in the ALKAZAR Phase 3 clinical trial with registrational intent for TKI-naïve patients. The ALKAZAR clinical trial is a global, randomized, controlled trial evaluating neladalkib versus the current standard of care, alectinib, for the treatment of patients with TKI-naïve ALK-positive NSCLC.

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

There are two HER2 inhibitors approved by the FDA for the treatment of HER2-altered NSCLC: Hernexeos (zongertinib) and Hyrnuo (sevabertinib). Additionally, Enhertu (T-DXd), an antibody-drug conjugate, has been approved by the FDA for the treatment of HER2 mutant NSCLC.

NVL-330 is a brain-penetrant HER2-selective inhibitor which we believe we have optimized for selectivity versus the structurally related wild-type EGFR that is associated with dose-limiting side effects including skin rash and gastrointestinal toxicity. We are currently investigating NVL-330 in our HEROEX-1 clinical trial, a first-in-human global Phase 1a/1b, multicenter, open-label, dose-escalation and expansion trial evaluating NVL-330 as an oral monotherapy in pre-treated patients with advanced HER2-altered NSCLC, including those with HER2ex20 mutations.

Discovery programs

We continue to evaluate new program areas with a focus on addressing the limitations of existing therapies for other clinically proven kinase targets in oncology. As treatment landscapes evolve, we also continue to work with our physician-scientist partners to anticipate emerging patient needs in established areas of development and leverage our existing expertise in the area with the aim to efficiently discover and develop new product candidates with the potential to comprehensively address those emerging challenges. We believe that opportunities to apply our established model of efficient drug discovery and development continue to expand, and align with the increasing adoption of kinase inhibitors as standard of care across a broadening set of indications. We plan to disclose a new development candidate by year-end 2026.

OnTarget 2026 operating plan

OnTarget 2026 delineates our three-year operating plan towards bringing new, potential best-in-class medicines to patients with cancer and is summarized in Figure 2 below. As part of this plan announced in January 2024, we completed the below milestones in 2024 and 2025:

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

•
2025: First Pivotal Data

✓ Report pivotal data for TKI pre-treated patients with advanced ROS1-positive NSCLC from our ARROS-1 Phase 1/2 trial of zidesamtinib in the first half of 2025;

✓ Complete a rolling NDA submission for zidesamtinib for TKI pre-treated patients with advanced ROS1-positive NSCLC in the third quarter of 2025;

✓ Report pivotal data for TKI pre-treated patients with advanced ALK-positive NSCLC from our ALKOVE-1 Phase 1/2 trial of neladalkib by year-end 2025;

✓ Initiate the ALKAZAR Phase 3 randomized, controlled trial of neladalkib for TKI-naïve patients with ALK-positive NSCLC early in the second half of 2025; and

✓ Progress the HEROEX-1 Phase 1a/1b trial of NVL-330 for patients with advanced HER2-altered NSCLC.

In January 2026, we outlined anticipated milestones for 2026, leading to our first potential U.S. commercial launch:

•
2026: First Approved Product

• Commercial launch in the U.S. of zidesamtinib for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC who received at least 1 prior ROS1 TKI, pending FDA review;

• Submit data to the FDA for potential label expansion of zidesamtinib in TKI-naïve patients with advanced ROS1-positive NSCLC in the second half of 2026;

• Submit an NDA for neladalkib in TKI pre-treated patients with advanced ALK-positive NSCLC in the first half of 2026;

• Progress the ongoing ALKAZAR Phase 3 randomized, controlled trial of neladalkib for TKI-naïve patients with ALK-positive NSCLC;

• Progress the ongoing HEROEX-1 Phase 1a/1b trial of NVL-330 for patients with advanced HER2-altered NSCLC; and

• Disclose a new development candidate by year-end 2026.

Figure 2. OnTarget 2026 Operating Plan: The Path to Patient Impact

Our team

We have assembled a management team of biopharmaceutical industry veterans with extensive experience in developing novel oncology therapies from research through commercialization.

Our seasoned leadership team has broad experience at both large global organizations, including C.H. Boehringer Sohn AG & Ko. KG, Pfizer, Sanofi S.A., EMD Serono, GlaxoSmithKline plc, and BeiGene, Ltd., as well as established biotech companies, including Infinity, Agios Pharmaceuticals Inc., Blueprint Medicines Corporation, and ARIAD Pharmaceuticals, Inc. Together, our leadership team has contributed directly to the regulatory approval of 12 therapies, including five kinase inhibitors, nine oncology therapeutics, and 10 small molecules: CLOLAR/Evoltra (clofarabine), FABRAZYME (agalsidase beta), COPIKTRA (duvelisib), BRUKINSA (zanubrutinib), MOZOBIL (plerixafor injection), BAVENCIO (avelumab), TIBSOVO (ivosidenib tablets), TIVICAY (dolutegravir), ICLUSIG (ponatinib), GAVRETO (pralsetinib), ALUNBRIG (brigatinib) and PYRUKYND (mitapivat).

Our values

Our three core values are:

•
Patient Impact. We care deeply about what we are building to change the future for patients.
•
Empowerment. We are all responsible for delivering on our mission to develop new medicines for patients: listen, speak up, and engage.
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

Our strategy

Our goal is to be a leading biopharmaceutical company that translates our deep expertise in structure-based drug design to discover, develop, and deliver novel, selective therapeutics that enable durable responses for patients with cancer. The key elements of our strategy include:

•
Obtain regulatory approval for zidesamtinib, our first lead product candidate and a differentiated ROS1-selective inhibitor, for TKI pre-treated patients with ROS1-positive NSCLC and advance toward potential label expansion in TKI-naïve patients with ROS1-positive NSCLC. The FDA has accepted for filing our NDA for zidesamtinib for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC who received at least 1 prior ROS1 TKI, and assigned a PDUFA target action date of September 18, 2026. Additionally, we plan to submit data from the ongoing TKI-naïve cohort in the Phase 2 portion of the

ARROS-1 clinical trial to the FDA to support a potential label expansion of zidesamtinib in TKI-naïve patients with advanced ROS1-positive NSCLC in the second half of 2026.
•
Advance the ongoing clinical development of neladalkib, our second lead product candidate and a differentiated ALK-selective inhibitor, through the Phase 2 portion of our ALKOVE-1 study designed to support potential regulatory approval for patients with TKI pre-treated ALK-positive NSCLC. Clinical investigation is ongoing in the Phase 2 portion of our ALKOVE-1 study, a first-in-human, global Phase 1/2 clinical trial investigating neladalkib in advanced ALK-positive NSCLC and other solid tumors. Neladalkib has received FDA Breakthrough Therapy designation for the treatment of patients with locally advanced or metastatic ALK-positive NSCLC who have been previously treated with two or more ALK TKIs. In November 2025, we announced positive topline data for neladalkib in TKI pre-treated patients with advanced ALK-positive NSCLC from the ALKOVE-1 Phase 1/2 clinical trial. We have completed our pre-NDA meeting with the FDA and plan to move forward with an NDA submission of the data for TKI pre-treated patients with advanced ALK-positive NSCLC from our ALKOVE-1 study of neladalkib in the first half of 2026.
•
Commercialize our product candidates, including, if approved, zidesamtinib and neladalkib, in key geographies and opportunistically pursue strategic collaborations to maximize the full potential of our pipeline. We retain full development and worldwide commercialization rights to our pipeline of precisely targeted therapies. We are building a fully integrated, commercial-stage biotechnology company capable of not only discovering and developing, but delivering new medicines for patients living with cancer. We are actively building the commercial infrastructure required, including our focused sales, market access, and marketing organization, to support our potential U.S. commercial launch of zidesamtinib for TKI pre-treated patients with ROS1-positive NSCLC in 2026, if approved, as well as planning for U.S. commercial launch readiness for neladalkib, as well as potential label expansions for both programs. In the future, we may enter into strategic collaborations around certain targets, product candidates, disease areas, or geographies, if we believe these collaborations could accelerate the development and commercialization of our product candidates and allow us to realize the full potential of our pipeline.
•
Progress our ALKAZAR Phase 3 randomized, controlled trial of neladalkib versus ALECENSA (alectinib), designed to support potential regulatory approval for patients with TKI-naïve ALK-positive NSCLC. Clinical investigation is ongoing in our ALKAZAR clinical trial, a global, Phase 3, randomized, controlled trial evaluating neladalkib versus the current standard of care. The ALKAZAR clinical trial is designed to enroll approximately 450 patients with TKI-naïve ALK-positive NSCLC, randomized 1:1 to receive neladalkib monotherapy or ALECENSA (alectinib) monotherapy, reflecting input from collaborating physician-scientists and alignment with global regulatory agencies and patients.
•
Progress our other development and discovery stage programs, including for HER2-altered NSCLC, while continuing to expand our pipeline of precisely targeted novel product candidates. We prioritize clinically proven kinase targets where the design of exquisitely selective inhibitors may overcome challenges of existing therapies including kinase resistance, kinase selectivity, and limited CNS activity. We intend to develop product candidates as monotherapy treatment and may also strategically pursue the development of synergistic combinations. We are progressing our HEROEX-1 Phase 1a/1b clinical trial of NVL-330 for patients with advanced HER2-altered NSCLC and plan to disclose a new development candidate by year-end 2026.
•
Continue to partner with physician-scientists to characterize current and emerging medical needs for patients and the limitations of existing therapies. We prioritize clinically proven kinase targets where clear remaining or emerging medical needs for patients can be defined by our physician-scientist partners, and where we believe those needs can be addressed through the design of highly selective small molecule inhibitors. Combining clinical insight with our drug design capabilities and our development expertise, we seek to meet real-world medical needs through the development of detailed product profiles and well-defined selection criteria. Accordingly, we plan to disclose a new development candidate by year-end 2026. We believe this approach maximizes our opportunity to address the challenges of existing therapies and develop molecules that achieve deep, durable responses with minimal adverse events.

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

Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future, and we cannot predict what the standard of care will be as our product candidates progress through clinical development into commercialization. We believe the key competitive factors affecting the success of all of our programs are likely to be efficacy, including DOR, safety, and patient convenience. Potentially competitive therapies fall primarily into the following groups of treatment:

•
traditional cancer therapies, including surgery, radiation, and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods;

•
approved kinase inhibitors, including FDA-approved ROS1 TKIs (Xalkori, Rozlytrek, Augtyro, and Ibtrozi marketed by Pfizer, Roche, Bristol-Myers Squibb Company, and Nuvation Bio Inc., respectively), FDA-approved ALK TKIs (Xalkori, Zykadia, Alecensa, Alunbrig, Lorbrena and Ensacove, marketed by Pfizer, Novartis AG, Chugai Pharmaceutical Co. Ltd./Roche, Takeda Pharmaceutical Company Limited, Pfizer, and Xcovery Holdings, Inc., respectively), FDA-approved HER2 TKIs (Hernexeos and Hyrnuo, marketed by Boehringer Ingelheim and Bayer HealthCare Pharmaceuticals, respectively) and FDA-approved antibody drug conjugate (Enhertu, jointly marketed by Daiichi Sankyo and AstraZeneca);
•
ROS1 TKIs in clinical development;
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

Revenue Sharing Agreements

Revenue Sharing Agreement with Deerfield

We are party to an Amended and Restated Revenue Sharing Agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund IV, L.P. (collectively, Deerfield) pursuant to which we are obligated to pay Deerfield a fixed low single-digit percentage rate of net sales of certain commercial products discovered, identified or generated by us during the period commencing on February 2, 2017 and ending on the date that is the earlier of (i) five years after Deerfield’s last investment in our capital stock and (ii) the fifth anniversary of our initial public offering. Any payments in respect of such products would be through the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country. To date, we have not recorded any net sales and, as a result, have not paid any amounts under this agreement. There are no upfront fees or milestone payments required to be paid by us under this agreement.

Revenue Sharing Agreement with our scientific founder

We are party to an Amended and Restated Revenue Sharing Agreement with our scientific founder, Matthew Shair, Ph.D., pursuant to which we were obligated to pay Dr. Shair 1.5% of net sales of certain commercial products that either have a mechanism of action of (i) ROS1 inhibition and contain zidesamtinib or a backup compound substituted therefor in the event of a product development failure or (ii) ALK inhibition and contain neladalkib or a backup compound substituted therefor in the event of a product development failure, in each case through the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country. Dr. Shair assigned this agreement to Royalty Pharma plc (Royalty Pharma) in December 2025 and, as a result, any payments we are obligated to make under the agreement will be made to Royalty Pharma. To date, we have not recorded any net sales and, as a result, have not paid any amounts under this agreement. There are no upfront fees or milestone payments required to be paid by us under this agreement.

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

With respect to our ROS1 program, we own one pending PCT patent application, five pending U.S. patent applications, three issued U.S. patents, 61 pending foreign patent applications, and three issued foreign patents directed to compositions of matter for our ROS1 inhibitory compounds (e.g., zidesamtinib) and related solid forms as well as methods of use. Any U.S. or foreign patent that has issued or may issue based on the pending patent applications is expected to expire no earlier than 2041, not including any patent term adjustments or patent term extensions that may be awarded. With respect to our ALK program, we own two pending PCT patent applications, three pending U.S. patent applications, two issued U.S. patents, two pending U.S. provisional patent applications, 60 pending foreign patent applications, and three issued foreign patents directed to compositions of matter for our ALK inhibitory compounds (e.g., neladalkib) and related solid forms as well as methods of use. Any U.S. or foreign patent that has issued or may issue based on the pending patent applications is expected to expire no earlier than 2041, not including any patent term adjustments or patent term extensions that may be awarded. With respect to our HER2 program, we own one pending U.S. patent application, one issued U.S. patent, 25 pending foreign patent applications, and two issued foreign patents directed to compositions of matter for our HER2 inhibitory compounds (e.g., NVL-330) and related methods of use. Any U.S. or foreign patent that has issued or may issue based on the pending patent applications is expected to expire no earlier than 2042, not including any patent term adjustments or patent term extensions that may be awarded.

Our pending and planned applications may not result in issued patents and we cannot provide any assurance that any patents that might be issued in the future will protect our current and future product candidates or provide us with any competitive advantage. Moreover, U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of the filing of the related provisional patent applications. With regard to our provisional patent applications, if we do not timely file one or more non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and therefore any patent protection on the inventions disclosed in such provisional patent applications. While we intend to timely file one or more non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patent(s) that provide us with any competitive advantage. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks related to our intellectual property.”

Commercialization

We retain full development and worldwide commercialization rights to our product candidates. We are actively building the commercial infrastructure required, including our focused sales, market access, and marketing organization, to support our potential U.S. commercial launch of zidesamtinib for TKI pre-treated patients with ROS1-positive NSCLC in 2026, if approved, as well as planning for U.S. commercial launch readiness for neladalkib, as well as potential label expansions for both programs. We plan to commercialize zidesamtinib and neladalkib, if approved, on our own in the U.S. We intend to explore commercialization on our own, or potentially with a collaboration partner, in jurisdictions outside of the U.S. for these product candidates, if approved. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs all influence our current and future commercialization plans.

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

We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the development and commercialization, if approved, of our product candidates.

All of our product candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry appears amenable to scale-up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Currently, active pharmaceutical ingredients (API) (i.e., drug substance) for zidesamtinib, neladalkib and NVL-330 are manufactured in accordance with current good manufacturing practices (cGMPs). The drug product formulation is being developed with the goal of producing tablets with consistent, immediate release dissolution profiles that can be reproducibly manufactured using automated equipment. All manufacturing activities for zidesamtinib, neladalkib and NVL-330 drug products are performed in accordance with cGMPs and we currently rely on the vendors performing these manufacturing activities as single-source contract manufacturing organizations (CMOs).

We are continuing to develop our supply chain for each of our product candidates and have or intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs, as well as for commercial manufacturing needs if any of our product candidates obtain marketing approval.

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

U.S. Government Regulation of Drug Products

In the U.S., the FDA approves and regulates human drug products under the Federal Food, Drug, and Cosmetic Act (FDCA). A company, institution, or organization that takes responsibility for the initiation and management of a clinical development program for such products is typically referred to as a sponsor. The failure of a sponsor to comply with applicable U.S. requirements may result in FDA delays or refusal to approve pending NDAs, and may subject the sponsor to administrative or judicial sanctions, such as issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or civil or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities.

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
payment of user fees pursuant to PDUFA;
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

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

In December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan (DAP) for each Phase 3 clinical trial or any other “pivotal trial” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans (DAPs). In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law, because FDORA specifically dictates that the form and manner for submission of DAPs are to be specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025 regarding diversity, equity and inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the FDA’s current thinking on best practices for clinical development.

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

Clinical Studies Outside the U.S. in Support of FDA Approval

In connection with our clinical development program, we have trial sites outside the U.S. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee (IEC) and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. The regulations further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

The Public Health Service Act grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The FDA regularly issues notices of non-compliance, thereby signaling the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial PSP or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-Phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension, or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation, although the

FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued draft guidance that further describes the pediatric study requirements under PREA.

Expedited Review Programs

For certain drug products, the FDA is authorized to expedite the review and approval of applications in several ways. None of these expedited programs change the standards for approval, but they may help expedite the development and approval process governing product candidates.

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
•
Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention compared to marketed products. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
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

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

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

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that if the FDA determines, “based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. Although the FDA has not yet finalized that guidance, it did issue additional draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical study.

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

We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products, if approved. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. While this guidance only applies to communications about unapproved uses of approved products, it may be helpful in understanding the FDA’s approach to communications about unapproved products.

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

In addition, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, imposition of a post-market clinical trials requirement to assess new safety risks, or imposition of distribution or other restrictions under a REMS program.

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
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs.

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

Generic Drugs and Regulatory Exclusivity

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs, and also enacted Section 505(b)(2). To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application (ANDA) to the FDA. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug (RLD).

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

As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. The FDA’s regulations governing patent listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book. Specifically, the ANDA applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA applicant would.

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

It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Companion Diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to the approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the therapeutic product and in vitro companion diagnostic device on issues related to co-development of the products.

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

In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. In its 2014 guidance, the FDA stated that if evidence is sufficient to conclude that the companion diagnostic is appropriate for use with a specific group of therapeutic products, the companion diagnostic’s intended use/indications for use should name the specific group of therapeutic products, rather than specific products. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).

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

Healthcare Compliance

In the U.S., biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry. Healthcare providers and third-party payors play a primary role in the recommendation, prescription, and coverage of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to healthcare providers, patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

•
federal false claims, false statements, and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
•
the federal Anti-Kickback Statute, a broad criminal statute which prohibits, among other things, knowingly and willfully offering, soliciting, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•
federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal healthcare programs;
•
the federal Physician Payment Sunshine Act, which requires applicable pharmaceutical and medical device manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, to collect and report information on certain financial interactions with certain healthcare providers to the Centers for Medicare & Medicaid Services (CMS) for annual publication in a searchable form on a public website, as well as ownership and investment interests held by physicians and their immediate family members;

•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to healthcare providers or marketing expenditures; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
laws and regulations prohibiting bribery and corruption such as the U.S. Foreign Corrupt Practices Act (FCPA), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.

Coverage and Reimbursement

In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government healthcare programs in the U.S. such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage and establish adequate reimbursement levels for the product. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans, or federal healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations, and financial condition. Factors that payors consider in determining reimbursement include whether the product is (i) a covered benefit under its health plan; (ii) safe, effective, and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product and the level of coverage and reimbursement can differ significantly from payor to payor.

Net prices for drugs may be reduced by mandatory discounts or rebates required by federal healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government in order to receive coverage for their products under federal healthcare programs such as Medicare Part B and Medicaid. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by federal healthcare programs.

The containment of healthcare costs has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of drug products, limiting coverage and reimbursement for medical products and other changes to the healthcare system in the U.S.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA), which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent statutory amendments, will remain in effect through the first eleven months of the President’s fiscal year 2032 sequestration order unless additional congressional action is taken, with the exception of a temporary suspension, and later a temporary reduction instituted during the COVID-19 pandemic that expired on July 1, 2022.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the PPACA brought by several states who argued that, without the individual mandate, the entire PPACA was unconstitutional. The U.S. Supreme Court’s dismissal of the lawsuit did not specifically rule on the constitutionality of the PPACA. Litigation and legislation over the PPACA may continue, with unpredictable and uncertain results.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several recent U.S. Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law by former President Biden. The legislation requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA), signed into law in July 2025, amended the applicable statute to broaden the orphan drug exclusion to include products with more than one orphan designation and more than one approved indication. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law. The legislation also requires manufacturers to pay rebates for drugs in Medicare Parts B and D whose price increases exceed inflation and capped Medicare beneficiary out-of-pocket drug costs at $2,000 a year.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for 10 selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these 10 drugs became effective on January 1, 2026. In January 2025, CMS announced its selection of 15 additional drugs covered by Medicare Part D for the second cycle of negotiations, and in November 2025, CMS released negotiated prices for such products that will go into effect beginning January 1, 2027. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and the results, and potential impacts on our business, are uncertain.

In January 2025, CMS issued a public statement declaring that lowering the cost of prescription drugs is a top priority of the current presidential administration and CMS is committed to considering opportunities to bring greater pricing transparency. Moreover, President Trump has signed multiple executive orders addressing prescription drug pricing and access, and has exerted pressure on drug manufacturers to implement “most favored nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most favored nation” pricing. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products. Most recently, in December 2025, CMS announced new mandatory payment models through two proposed rules, the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) models where manufacturers of certain Medicare Part B and Medicare Part D drugs will be assessed rebates if the prices for such products exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

In addition, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP) to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (PhRMA) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of products from Canada. Other states have passed legislation establishing workgroups to examine the impact of a state importation program or submitted SIP proposals to the FDA for review and approval.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, and wholesale distributors, to disclose information about pricing of pharmaceuticals, including, but not limited to, information in connection with new product launches that exceed certain levels as identified in the relevant statutes. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the healthcare industry generally, under HIPAA, HHS has issued regulations to protect the privacy and security of protected health information (PHI) used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

In 2018, California passed into law the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (GDPR), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The centralized procedure provides for the grant of a single marketing authorization (MA) following a favorable opinion by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein, and Norway, which are part of the EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines), and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific, or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

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

Exceptional Circumstances

A MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except for conditional MAs, MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

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

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (PRIME) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises (SMEs) may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme, facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance to the sponsor on the overall development and regulatory strategies.

Periods of Authorization and Renewals

A MA is valid for five years in principle and the MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety, and efficacy, including all variations introduced since the MA was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the MA is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

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

Regulatory Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic sponsors from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic sponsor from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Orphan Drug Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition, (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The term ‘significant benefit’ is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.

Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to 10 years of market exclusivity for the approved therapeutic indication. During this ten-year market exclusivity period, the EMA or the competent authorities of the Member States of the EEA, cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The sponsor will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Patent Term Extensions

The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining an SPC are similar to those in the U.S. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of 15 years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

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

The IVDR became applicable in May 2022, but transitional periods for legacy devices have been extended, with deadlines on device class (e.g., Class D until December 31, 2027, Class C until December 31, 2028, and Class B/Class A sterile until December 31, 2029), subject to specified conditions. Certain provisions for in-house devices manufactured and used by health institutions apply as of May 26, 2028. The extended transition periods apply only to legacy devices that continue to comply with prior rules, undergo no significant design or intended-use changes, do not pose unacceptable risks, and for manufacturers implement an IVDR-compliant quality management system and submit a timely application to a notified body, where required.

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

In October 2022, former President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have challenged the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.

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

Employees and Human Capital

As of December 31, 2025, we had 228 full-time employees, of which 144 are engaged in research and development. From time to time, we also retain independent contractors and other service providers to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is positive.

We consider the intellectual capital of our employees to be an essential driver of our business. Our workforce expanded substantially during 2025; new employees were hired to support our clinical and preclinical pipeline and commercialization efforts, with additions in our research, clinical development, operations and general and administrative functions, including commercial. We expect to continue to add additional employees in 2026 with a focus on increasing expertise in commercialization and clinical and preclinical research and development as well as expanding critical capabilities across our organization.

We continually evaluate our business needs and opportunities and strive to balance in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to contract research organizations and manufacturing to CMOs.

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

Information about our Executive Officers (as of February 19, 2026)

Name	Age	Position
James R. Porter, Ph.D.	50	Chief Executive Officer, President and Director
Alexandra Balcom, MBA, CPA	42	Chief Financial Officer and Treasurer
Deborah Miller, Ph.D., J.D.	50	Chief Legal Officer and Secretary
Darlene Noci, A.L.M.	49	Chief Development Officer
Christopher D. Turner, M.D.	58	Chief Medical Officer
Henry E. Pelish, Ph.D.	53	Chief Scientific Officer

James R. Porter, Ph.D., has served as our Chief Executive Officer and President and as a member of our board of directors since February 2020. Prior to that, Dr. Porter served as our Vice President, Product Development from April 2018 to January 2020 and worked as a consultant to the Company from January 2018 to April 2018. From July 2002 to December 2016, Dr. Porter held various roles at Infinity, including most recently as Vice President of Product Development. Over the course of over 14 years at Infinity, he contributed to the research and development programs of six different compounds entering clinical trials. As the duvelisib product development team leader, Dr. Porter led a cross-functional development team from development candidate nomination through NDA submission, resulting in the FDA approval of COPIKTRA for patients with follicular lymphoma, small lymphocytic lymphoma and chronic lymphocytic leukemia. Following Infinity’s licensing of duvelisib to Verastem, Inc., a biopharmaceutical company (Verastem), Dr. Porter served as Consultant, Product Development at Verastem from January 2017 to December 2017, where he led the transition, product development team and NDA submission for the duvelisib program. Dr. Porter received his B.A. in chemistry at the College of the Holy Cross and his Ph.D. in organic chemistry from Boston College.

Alexandra Balcom, MBA, CPA, has served as our Chief Financial Officer since January 2021. Ms. Balcom brings over 20 years of strategic, financial and operational experience in the biotechnology industry to her role. Before joining Nuvalent, she held various roles at SQZ Biotechnologies Company, a biotechnology company, from April 2017 to March 2021, including Vice President of Finance, where she was responsible for strategic planning, finance and accounting. Prior to that, Ms. Balcom served as Corporate Controller at Agios Pharmaceuticals Inc., a pharmaceutical company. Ms. Balcom was responsible for all financial functions of the company including strategic planning, treasury, tax, finance, and accounting. Earlier in her career, Ms. Balcom held positions at both Molecular Insight Pharmaceuticals Inc., a pharmaceutical company that was acquired by Progenics Pharmaceuticals, Inc., a biotechnology company, in 2013 and Coley Pharmaceutical Group, Inc., a biopharmaceutical company that was acquired by Pfizer in 2007. Ms. Balcom earned her B.B.A. in finance from the University of Massachusetts, Amherst and her MBA from Boston College. Ms. Balcom is also a certified public accountant in Massachusetts.

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

Darlene Noci, A.L.M., has served as our Chief Development Officer since July 2022. Prior to that, she served as our Senior Vice President of Product Development & Regulatory Affairs from January 2021 until July 2022. Before joining Nuvalent, she founded her own regulatory consulting firm, Noci Strategic Consulting, LLC, in May 2018. Prior to that, Ms. Noci served as Vice President, Regulatory Affairs and Quality Assurance at X4 Pharmaceuticals, Inc., a biopharmaceutical company, from January 2016 to May 2018. Prior to that, Ms. Noci served as Global Regulatory Lead Strategist, Immuno-Oncology at EMD Serono, the North America biopharma business of Merck KgaA, Darmstadt, Germany, a pharmaceutical company, from June 2014 to January 2016, where she led the global regulatory strategy and portfolio for Bavencio, the company’s anti-programmed death-ligand 1 antibody. Prior to that, she held various roles at several biotechnology companies, including Infinity, Sanofi and Genzyme (acquired by Sanofi in 2011). Ms. Noci received her B.A. from Adelphi University and her A.L.M. in government from Harvard University Extension School.

Christopher D. Turner, M.D., has served as our Chief Medical Officer since March 2021. Before joining Nuvalent, Dr. Turner served as Vice President of Clinical Development at Blueprint Medicines Corporation, a global precision therapy company, from June 2018 to March 2021, where he oversaw the development and approval of kinase inhibitor GAVRETO (pralsetinib) in RET-fusion positive NSCLC and RET-altered thyroid cancer. From July 2014 to May 2018, Dr. Turner served as Vice President of Clinical Science at Celldex Therapeutics, Inc., a biopharmaceutical company, where he led the development of novel antibody-drug conjugate and immune-oncology pipeline compounds. From July 2008 to July 2014, Dr. Turner held various roles at ARIAD Pharmaceuticals, Inc., a pharmaceutical company that was acquired by Takeda Oncology in 2017, including Head of Clinical Research, where he led the development of ICLUSIG (ponatinib), a kinase inhibitor therapy for patients with chronic myeloid leukemia, and ALUNBRIG (brigatinib), a kinase inhibitor therapy for patients with ALK positive NSCLC. Prior to that, Dr. Turner was Director of the Pediatric Neuro-Oncology Outcomes Clinic at the Dana-Farber Cancer Institute/Children’s Hospital Boston and an Instructor of Pediatrics at Harvard Medical School. Dr. Turner is board certified in both Pediatrics and Pediatric Hematology and Oncology and is a Fellow of the American Academy of Pediatrics. He received his B.A. in biochemistry from Bowdoin College and his M.D. from the University of Rochester School of Medicine and Dentistry. He completed a residency in General Pediatrics at Children’s National Medical Center in Washington, DC and fellowships in both Pediatric Hematology/Oncology and Pediatric Neuro-Oncology at Duke University Medical Center in Durham, North Carolina.

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

Risks related to our financial position and need for additional capital

We have a limited operating history, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a biopharmaceutical company with an operating history limited to research and development upon which investors can evaluate our business and prospects. We commenced significant operations in 2018, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to zidesamtinib (NVL-520), our ROS proto-oncogene 1 (ROS1)-selective inhibitor, neladalkib (NVL-655), our anaplastic lymphoma kinase (ALK)-selective inhibitor, NVL-330, our human epidermal growth factor receptor 2 (HER2)-selective inhibitor, and our discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, preparing for potential commercialization and providing general and administrative support for these operations.

In September 2025, we announced the completion of our New Drug Application (NDA) submission to the U.S. Food and Drug Administration (FDA) for zidesamtinib in tyrosine kinase inhibitors (TKI) pre-treated patients with locally advanced or metastatic (advanced) ROS1-positive non-small cell lung cancer (NSCLC) and subsequently, the FDA accepted for filing our NDA and assigned us a target action date of September 18, 2026 under the Prescription Drug User Fee Act (PDUFA). We cannot provide any assurances that the FDA will approve our NDA for zidesamtinib by the PDUFA target action date, or ever. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial product at peak scale or have a third party do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, investors should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies at our stage of development in rapidly evolving fields. As we approach the PDUFA target action date for zidesamtinib, we will also need to transition from a company with a primarily research and development focus to a company capable of undertaking commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. While we are in the process of establishing a commercial infrastructure in preparation for a commercial launch of zidesamtinib, if it is approved, and have been incurring costs in connection with such preparations, there can be no assurance that we will be able to obtain marketing approval for zidesamtinib or any of our other product candidates. Even if we are able to do so, we may not generate any meaningful return from the investments we have made and expect to make in the development of our product candidates or in connection with preparations for the commercial launch of our product candidates. We expect that our costs will continue to increase over time as we expand our operations, including our commercialization efforts. If we obtain marketing approval for zidesamtinib or our other product candidates, we will incur significant sales, marketing, manufacturing and distribution expenses. In addition, we may not be successful in building out the commercial, medical affairs and other functional capabilities that we believe will be necessary to operate as a fully integrated commercial-stage biopharmaceutical company, and our failure to do so could have an adverse effect on our anticipated development and commercialization timelines and on our financial condition and results of operations. If we do not adequately address these risks and difficulties or successfully make a transition to a commercial-stage company, our business will suffer.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $425.4 million, $260.8 million and $126.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $972.4 million. Our ability to generate revenue from product sales will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and commercialization of one or more of our product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to incur significant expenses and significant net losses for the foreseeable future. We anticipate that our expenses will increase over time as we prepare for the potential commercialization of zidesamtinib, including due to the impact of increased headcount, and to support our clinical and commercialization activities and expanded infrastructure, among other things. If we obtain marketing approval of zidesamtinib, we expect to incur further increased sales, marketing, distribution and manufacturing expenses. Further, the net losses we incur may fluctuate from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the pace of our development and commercialization activities and the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve our objectives relating to the discovery, development and commercialization of our product candidates.

We rely on our team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and our patient-driven approach to develop our product candidates. Our business depends significantly on the success of our approach and the development and commercialization of the product candidates that we discover with this approach. We have been incurring commercialization expenses related to zidesamtinib, including costs associated with building a commercial infrastructure, and expect to incur additional commercialization expenses in advance of potentially receiving marketing approval for zidesamtinib. However, we currently have no products approved for commercial sale, and we have not generated any revenue to date. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of our current and future product candidates;
•
maintaining current and establishing new relationships with contract research organizations (CROs) and clinical sites for the clinical development of our current and future product candidates;
•
timely receipt of marketing approvals from applicable regulatory authorities for our product candidates;
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
•
successful commercial launch following any marketing approval, including the development of a commercial infrastructure;
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
•
obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States (U.S.) and internationally;
•
defending against third-party interference or infringement claims, if any;
•
entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•
obtaining coverage, adequate pricing and adequate reimbursement by third-party payors for our product candidates, if approved;
•
addressing any competing therapies and technological and market developments; and
•
attracting, hiring and retaining qualified personnel.

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our Class A common stock and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations.

We may require additional funding to finance our operations. If we are unable to obtain such funding when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs, commercialization efforts, product development or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect to incur significant expenses for the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate additional clinical trials of, seek marketing approval for, prepare for the commercialization of, and, if approved, commercialize our product candidates. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Even if one or more of our product candidates or any future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the success of our research, development and commercialization activities is highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities. Accordingly, we may need to obtain additional funding in order to continue our operations.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of the date of this Annual Report will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. Advancing the development of zidesamtinib, neladalkib, NVL-330 and our discovery programs and ultimately commercializing them, if approved, will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities may not be sufficient to fund all of our product candidates through regulatory approval and into commercialization, if approved. We cannot be certain as to when, if ever, we will be able to generate substantial product revenues sufficient to fund our operations. We may, therefore, need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds.

Until such time, if ever, that we can generate substantial product revenues, we may be required to finance our funding needs through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including actual or threatened tariffs or other changes in trade policy, civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may opportunistically seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our failure to obtain funding as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research or drug development programs, clinical trials or commercialization efforts.

Risks related to the discovery, development and commercialization of our product candidates

Our future prospects are substantially dependent on zidesamtinib, neladalkib and NVL-330. If we are unable to advance these product candidates through development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed. Even if we obtain regulatory approval for such candidates, there is no assurance that our commercialization efforts will be successful or that we will be able to generate revenues or profits at the levels or on the timing we expect, if at all.

We are currently conducting Phase 1/2 clinical trials of zidesamtinib and neladalkib, a Phase 3 clinical trial of neladalkib, and a Phase 1 clinical trial of NVL-330. In November 2025, the FDA accepted for filing our NDA for zidesamtinib in TKI pre-treated patients with advanced ROS1-positive NSCLC and assigned us a target action date of September 18, 2026 under PDUFA. We cannot provide any assurances that the FDA will approve our NDA for zidesamtinib by the PDUFA target action date, or ever.

Our ability to generate product revenue will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and commercialization of one or more product candidates. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our product candidates will depend on several factors, including the following:

•
successful and timely completion of preclinical studies;
•
submission of Investigational New Drug applications (INDs) in the U.S. and clinical trial applications (CTAs) and/or comparable applications outside the U.S. for regulatory authority review and agreement to proceed with our clinical trials;
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

Even if we obtain regulatory approval for any of our product candidates, we may never be able to successfully commercialize any product to achieve profitability. We have never marketed, sold or distributed for commercial use any pharmaceutical product. We may encounter issues, delays or other challenges in launching or commercializing a product candidate or generating revenues, if approved, which could impair our ability to successfully commercialize the product or to generate revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits.

Our preclinical studies and clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

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
•
regulators determining that the requirements for approving our product candidates are different than what we expect or are different from regulatory precedent, including potentially in connection with feedback from the FDA regarding what data from our clinical trials may constitute pivotal data sufficient to support NDA submissions; and
•
regulators revising the requirements for approving our product candidates.

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

Before obtaining marketing approval from the FDA of any of our product candidates, including any future product candidates, in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We are currently conducting Phase 1/2 clinical trials of zidesamtinib and neladalkib, a Phase 3 clinical trial of neladalkib, and a Phase 1 clinical trial of NVL-330. An IND submission must become effective prior to initiating any clinical trials in the U.S. for any of our future product candidates.

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

Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (FDORA), Congress required sponsors to develop and submit a diversity action plan (DAP) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans (DAPs). Unlike most guidance documents issued by the FDA, if the DAP guidance is finalized, it would have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are to be specified in FDA guidance.

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

Similarly, the regulatory landscape related to clinical trials in the European Union (EU) recently evolved. The Clinical Trials Regulation (EU) No 536/2014 (CTR), which was adopted in April 2014 and repealed the Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an IEC, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state.

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

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later-stage clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities and we may not be able to commercialize our product candidates.

For each of our product candidates, we are required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use before we can seek marketing approvals for their commercial sale. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Further, we have limited experience as a company in conducting and managing clinical trials, including later-stage clinical trials, necessary to support applications for marketing approval. Failure can occur at any time during the preclinical study and clinical trial processes, there is a high risk of failure, and we cannot guarantee that we will succeed in developing and commercializing marketable products.

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

If we are unable to obtain marketing approval for any of our product candidates, the commercialization prospects and our business and financial prospects would be materially adversely affected.

In addition to zidesamtinib, neladalkib and NVL-330, our prospects depend in part upon discovering, developing and commercializing additional product candidates from our discovery programs, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize zidesamtinib, neladalkib, NVL-330 and future product candidates from our discovery programs. A research candidate can unexpectedly fail at any stage of development. The historical failure rate for research candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later-stage clinical trials of the product candidate.

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

There can be no assurance that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from our product candidates.

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

We have never commercialized a product candidate as a company. While we are in the process of establishing a commercial infrastructure in preparation for a potential future product launch if one or more of our product candidates receives marketing approval, we may license certain rights with respect to our product candidates to collaborators, and, if so, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to continue to build our own sales, marketing and supply organization or outsource these activities to a third party.

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

Even if one of our product candidates receives marketing approval, we or others may later discover that the product is less effective or tolerable than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of our collaborators, to market the product.

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we or others discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•
regulatory authorities may withdraw their approval of the product or seize the product;
•
we may be required to recall the product, change the way the product is administered or conduct additional clinical trials;
•
additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

•
we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•
regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•
we, or our collaborators, could be sued and held liable for harm caused to patients;
•
the product may become less competitive; and
•
our reputation may suffer.

Any of these events could harm our business and operations and could negatively impact our stock price.

We have limited resources and are currently focusing our efforts on zidesamtinib, neladalkib and NVL-330 in particular indications and advancing our discovery programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing our resources and efforts on our lead product candidates, zidesamtinib and neladalkib, for advanced ROS1-positive NSCLC and other solid tumors and advanced ALK-positive NSCLC and other solid tumors, respectively, on NVL-330 for advanced HER2-altered NSCLC, and on advancing our discovery programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for zidesamtinib, neladalkib, NVL-330 and our discovery programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for zidesamtinib, neladalkib, NVL-330 or any future product candidates we identify through our discovery programs, we may enter into collaboration, licensing or other strategic arrangements with the effect of relinquishing valuable rights in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

For zidesamtinib, there are currently four ROS1-targeted kinase inhibitors approved by the FDA for use in TKI-naïve ROS1-positive NSCLC: Xalkori (crizotinib), Rozlytrek (entrectinib), Augtyro (repotrectinib) and Ibtrozi (taletrectinib). Crizotinib has also received approval for treatment of ALK-positive NSCLC. Lorbrena (lorlatinib) is another therapy recommended for use in ROS1-positive NSCLC patients according to the National Comprehensive Cancer Network guidelines. Lorlatinib is a dual ALK/ROS1 inhibitor that has received marketing approval for the treatment of ALK-positive NSCLC and has demonstrated central nervous system activity as reported in its prescribing information.

For neladalkib, there are six ALK inhibitors approved by the FDA for the treatment of ALK-positive NSCLC: crizotinib, Zykadia (ceritinib), Alecensa (alectinib), Alunbrig (brigatinib), lorlatinib and Ensacove (ensartinib). All six have line-agnostic approvals for the treatment of ALK-positive NSCLC patients, including for patients who are TKI-naïve. Additionally, lorlatinib has demonstrated activity in patients that have progressed on crizotinib, alectinib, or ceritinib.

For NVL-330, there are two HER2 inhibitors approved by the FDA for the treatment of HER2-altered NSCLC: Hernexeos (zongertinib) and Hyrnuo (sevabertinib). Additionally, Enhertu (T-DXd), an antibody-drug conjugate, has been approved by the FDA for the treatment of HER2 mutant NSCLC.

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
•
the ability to establish appropriate sales prices for our product candidates;
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

Even if we are able to commercialize any of our product candidates, the drugs may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

Patients rely on insurance coverage by third-party payors (third-party payors include federal healthcare programs such as Medicare and Medicaid and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.), to pay for products. The availability and extent of coverage and adequate reimbursement by third-party payors, including federal healthcare programs, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the U.S. and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. No uniform policy exists for coverage and reimbursement in the U.S. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement include: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process may require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional healthcare cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Such other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and healthcare costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see “— Current and future legislation may increase the difficulty and cost for us to obtain reimbursement for our product candidates;” and “— The prices of prescription pharmaceuticals in the U.S. and foreign jurisdictions are the subject of considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed for marketing.”

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

Although the FDA accepted for filing our NDA for zidesamtinib in TKI pre-treated patients with advanced ROS1-positive NSCLC and assigned us a target action date of September 18, 2026 under PDUFA, we have not completed the regulatory approval process with the FDA, EMA or any other regulatory authority. The time required to obtain approvals from the FDA, EMA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can, and often does, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in applicable FDA, EMA or other regulatory policy during the period of drug development, clinical trials and regulatory review.

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

At the same time, a new international recognition procedure (IRP) will apply, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include the EMA and regulators in the European Economic Area (EEA) Member States for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is anticipated in 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, the European Council adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations.

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

Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining clearance or approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory clearance or approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later-stage clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the co-development or commercialization of our companion diagnostic and therapeutic product candidates.

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

Where appropriate, we plan to pursue accelerated development strategies in areas of medical need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. Further, the FDA has issued guidances outlining its current thinking and approach to accelerated approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, we would need to observe the FDA’s guidances closely should our products qualify for accelerated approval.

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

Zidesamtinib has received FDA Breakthrough Therapy designation for the treatment of patients with advanced ROS1-positive NSCLC who have previously been treated with two or more ROS1 TKIs, and neladalkib has received FDA Breakthrough Therapy designation for the treatment of patients with locally advanced or metastatic ALK-positive NSCLC who have been previously treated with two or more ALK TKIs. We may seek certain designations for our other current or future product candidates or other designations for zidesamtinib and neladalkib that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, early and frequent interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Sponsors may also have greater interactions with the FDA and the FDA may initiate review of sections of the NDA of a product candidate with Breakthrough Therapy designation before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of data submitted by the sponsor, that a product with Breakthrough Therapy designation may be effective.

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

It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially affect our business, financial condition, results of operations, cash flows and prospects.

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

Further, since enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA), there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (Tax Act), Congress repealed the “individual mandate.” Litigation and legislation over the PPACA may continue, with unpredictable and uncertain results.

The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with passage of the Inflation Reduction Act of 2022 (IRA) in August 2022, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. With the passage of the One Big Beautiful Bill Act (OBBBA) in July 2025, Congress extended this exemption to drugs and biologics with more than one orphan drug designation and more than one approved indication. In addition, the legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The IRA also capped Medicare beneficiary out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.

These laws and other healthcare reform measures may result in additional reductions in Medicare and other healthcare funding and otherwise affect the reimbursement we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in reimbursement from private payors. Accordingly, the implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

In October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (SIP) to import certain prescription drugs from Canada into the U.S. Several states have passed laws allowing for the importation of drugs from Canada, while others have passed legislation establishing workgroups to examine the impact of a state SIP. In May 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from the FDA prior to formally submitting their SIP proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

On August 16, 2022, the IRA was signed into law by former President Biden. This requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the OBBBA, signed into law in July 2025, amended the applicable statute to broaden the orphan drug exclusion to include products with more than one orphan designation and more than one approved indication. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law. The legislation also requires manufacturers to pay rebates for drugs in Medicare Parts B and D whose price increases exceed inflation and capped Medicare beneficiary out-of-pocket drug costs at $2,000 a year.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for 10 selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these 10 drugs became effective on January 1, 2026.

In January 2025, CMS announced its selection of 15 additional drugs covered by Medicare Part D for the second cycle of negotiations, and in November 2025, CMS released negotiated prices for such products that will go into effect beginning on January 1, 2027. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and the results, and potential impacts on our business, are uncertain.

Accordingly, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

In April 2025, President Trump issued an executive order which directs HHS to take steps to reduce the prices of pharmaceutical products (the Order). The Order repeats many of the proposals advanced during the first Trump administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. With respect to the IRA’s Medicare drug pricing program, the Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Subsequently, in May 2025, President Trump issued an additional executive order (the Additional Order) calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Additional Order directs the Secretary of HHS to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. Since the Additional Order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most favored nation” pricing. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products. Most recently, in December 2025, CMS announced new mandatory payment models through two proposed rules, the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) models where manufacturers of certain Medicare Part B and Medicare Part D drugs will be assessed rebates if the prices for such products exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other healthcare programs. These measures could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. In addition, in some countries, including member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our products to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our products could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more products, and there could be a material adverse effect on our business.

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

There are multiple privacy and data security laws that may impact our business activities in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the healthcare industry generally, for example, under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. We are not currently classified as a covered entity or business associate under HIPAA. Thus, we are not directly subject to HIPAA’s requirements or penalties. However, healthcare providers, including certain research institutions from which we may obtain patient or subject health information, may be subject to privacy, security, and breach notification requirements under HIPAA. Additionally, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face criminal penalties if we knowingly receive individually identifiable health information from a HIPAA covered entity, business associate or subcontractor that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health and genetic information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, in addition to risks and obligations related to HIPAA, we also may be subject to various state laws regulating the use or disclosure of this information or requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner, accordingly.

For example, the regulatory reform measures being implemented by the Trump administration across the government, some of which ordered the loss of FDA leadership and personnel, could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. In March 2025, the Secretary of HHS announced a reorganization and Reduction in Force (RIF) across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired. In addition, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If current or future orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In addition, government funding of the Securities and Exchange Commission (SEC) and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities.

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
•
HIPAA. HIPAA imposes criminal and civil liability for, among other things, executing a scheme or making materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations on covered entities and their business associates that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information.
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

New laws are also being considered and implemented at the state level. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. The CCPA imposed many requirements on businesses that process the personal information of California residents. Further, in November 2020, California voters passed the California Privacy Rights Act (CPRA), which significantly expanded the CCPA to incorporate additional GDPR-like provisions and create a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. While certain of our business activities will not be subject to these laws, it remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced.

In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). There are also states that are currently regulating health information specifically, or considering passing new laws to do so. These laws and regulations may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. Brexit has created further uncertainty and could result in the application of new data privacy and protection laws and standards to our operations in the U.K., our handling of personal data of users located in the U.K., and transfers of personal data between the EU and the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act of 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. A decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future. Further, despite the current effectiveness of the Data Protection Act of 2018 in the U.K., it is still unclear whether transfer of data from the EEA to the U.K. will remain lawful under the GDPR. The U.K. and the U.S. also have agreed on a framework for personal data to be transferred between the U.K. and the U.S., called the U.K.-U.S. Data Bridge, but this may be challenged in the future as well.

There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. On July 16, 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield Framework. In October 2022, former President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield, for which the European Commission adopted an adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. The uncertainty around this issue has the potential to impact our business at the international level.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage or may have engaged in misconduct or other improper activities. Misconduct by these parties could include failures to comply with SEC, FDA, EMA or comparable foreign regulatory authority regulations, provide accurate information to regulatory authorities, comply with federal and state healthcare fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct and engage contractors that agree to undertake certain measures with respect to their employees, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

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

Historically, our team was primarily focused on research and development of small molecule kinase inhibitors. More recently, we began to establish a commercial infrastructure in preparation for a future product launch if one or more of our product candidates receives marketing approval, including the hiring of sales, marketing and other commercially focused personnel. We continue to build this commercial infrastructure. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical, sales and marketing, and management personnel, and we face significant competition for experienced personnel. Personnel with the required skills and experience may be scarce or may not be available at all. In addition, competition for these skilled personnel is intense and recruiting and retaining skilled employees is difficult, particularly for a precommercial-stage company such as ours. Even if we are successful in identifying, attracting, hiring and retaining qualified employees, recent market changes, including labor shortages, and rising inflation have increased employee-related costs substantially, which may negatively affect our operating results.

We are highly dependent on the principal members of our management, commercial and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel in these positions, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner.

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

Additionally, we rely on our physician-scientist partners and other scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. Most of these advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting or employment relationships with our physician-scientist partners and other scientific and clinical advisors, or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be significantly harmed. For example, if we are no longer able to access our network of physician-scientists, our ability to define and characterize patients’ needs for future product candidate development may be negatively affected.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug and clinical development, regulatory affairs, medical affairs, commercialization, sales and marketing. As of December 31, 2025, we had 228 full time employees. This growth will impose significant added responsibilities on members of management, including:

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
•
preparing for potential commercialization of our product candidates; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize zidesamtinib, neladalkib, NVL-330 and any future product candidates developed from our discovery programs and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Any inability to manage such growth could delay the execution of our business plans or disrupt our operations.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of research, clinical development and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or as a result of geopolitical unrest or unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies, including WuXi AppTec and WuXi Biologics (collectively, WuXi), over alleged ties to the Chinese military. In December 2025, Congress enacted a law, which, subject to certain grandfather provisions, will restrict U.S. federal agencies from procuring or obtaining “biotechnology equipment or services” from certain Chinese companies designated as “biotechnology companies of concern.” It will also prohibit U.S. federal agencies from entering into, extending, or renewing contracts with any entity that either uses biotechnology equipment or services provided by a company designated as a biotechnology company of concern in performance of the contract or enters into any contract with a third party that requires either party to use biotechnology equipment or services produced or provided by a company designated as a biotechnology company of concern. In addition, it prohibits an executive agency from obligating or expending a loan or grant to procure biotechnology equipment or services produced or provided by a “biotechnology company of concern.”

Sustained uncertainty about or further escalating trade and political tensions between the U.S. and China may prevent or hinder the export of materials or technical information among us, our contract development and manufacturing organizations (CDMOs) and other relevant third parties, such as pharmaceutical partners, or could result in trade or retaliatory restrictions that may hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. Further, regulatory or legislative action taken by the U.S. to impose restrictions on transactions with China, like the restrictions described above, could have the potential to severely restrict the ability of companies like ours to contract with Chinese biotechnology companies of concern, which could have adverse effects on the development of our product candidates and our business operations.

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

If we are unable to establish adequate sales, marketing and distribution capabilities or enter into agreements with third parties to sell, market or distribute our product candidates, we may not be able to successfully commercialize our product candidates that obtain regulatory approval.

While we have begun to establish a commercial infrastructure in preparation for a future product launch if one or more of our product candidates receives marketing approval, in order to successfully commercialize any product candidates, if approved, we must successfully build robust marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

Establishing a full internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming and will require significant attention of our executive officers to manage. Further, we may underestimate the size of the sales or marketing force required for a successful product launch and may need to expand our sales and marketing force earlier and at a higher cost than we anticipated. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to enter into such arrangements when needed, on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department and other applicable tax authorities. Changes to tax laws (which changes may have retroactive application), including the OBBBA passed in July 2025, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our federal net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under the Tax Act as amended by the Coronavirus Aid, Relief, and Economic Security Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but the utilization of our federal NOL carryforward is limited to 80% of current year taxable income. As of December 31, 2025, we had available federal NOL carryforwards of approximately $503.2 million and available state NOL carryforwards of approximately $531.1 million.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, advisors and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, our unpublished patent applications or other confidential research, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us.

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

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations (CMOs), and strategic partners (collectively, partners) to conduct and support our preclinical studies and our clinical trials under agreements with us and plan to continue to do so for our future preclinical studies and clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. For example, our partners contribute highly enabling technologies and services that include: (i) numerous physician-scientists at leading CROs, (ii) support for our translational research efforts, (iii) crystallography to enable structure-based drug discovery, (iv) biochemical and cell-based assays to guide lead generation and optimization, and (v) patient-derived, cell and xenograft models to translate our findings to the clinical setting.

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

Our heavy reliance on these third parties for such drug development and clinical trial activities reduces our control over these activities. As a result, we have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations and require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include, without limitation:

•
the timing and results of INDs, NDAs, preclinical studies and clinical trials of our product candidates or those of our competitors;
•
the success of competitive products or announcements by potential competitors of their product development efforts;
•
our success in commercializing our drug candidates, if approved;
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

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. Compensation cost for stock-based awards with performance-based vesting conditions is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the underlying stock award when the performance-based vesting condition is deemed probable to occur. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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
•
the timing and outcomes of preclinical studies and clinical trials for our product candidates, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with our product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of our product candidates;
•
the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with our product candidates;
•
our ability to commercialize our product candidates, if approved, inside and outside of the U.S., either independently or working with third parties;

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

Our holders of 5% or more of our capital stock and their respective affiliates beneficially own a substantial amount of our outstanding Class A common stock and Class B common stock and a substantial amount of our Class A voting stock. Two of our directors, Joseph Pearlberg, M.D., Ph.D. and Cameron A. Wheeler, Ph.D., are affiliated with Deerfield Management Company, L.P., certain affiliates of which, collectively, constitute our largest stockholder. Our principal stockholders, acting together or on their own, could exert significant control over matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our Class A common stock.

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

Until such time, if ever, as we can generate substantial product revenues, we may need to finance our cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through future strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

We incur significant costs as a result of operating as a public company, and our management is devoting substantial time to related compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are and will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, significant legal and financial compliance costs, and making some activities more time consuming. We have had to hire additional accounting, finance, and other personnel in connection with our status as a public company, and our management and other personnel devote a substantial amount of time to these compliance initiatives and we cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity Incident Response Plan (IRP). Our cybersecurity risk management program is a key component of our overall risk management process, and includes similar characteristics, reporting channels and governance processes to those that apply across other legal, compliance, strategic, operational and financial risk areas within the Company.

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
•
a cybersecurity IRP that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers and vendors.

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

Our management team, including our Chief Financial Officer, working closely with our Vice President, Information Technologies and our Director, Cybersecurity and Compliance (collectively, our Cybersecurity Oversight Team), is responsible for assessing and managing our material risks from cybersecurity threats. Our Cybersecurity Oversight Team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Cybersecurity Oversight Team’s experience includes a combined 50+ years in the pharmaceutical industry and information technology. This includes software and systems development, cybersecurity program oversight and overall IT management. Our Cybersecurity Oversight Team has over two decades of experience dedicated to supporting enterprise architecture and over a decade of experience specializing in cybersecurity, implementing cybersecurity frameworks, assessing and managing cybersecurity risks and executing incident response plans.

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

Pursuant to our IRP, all of our employees are trained to report a suspected cybersecurity incident or breach to our information technology team. Reporting guidelines under the IRP describe how to report an incident and what details to include. As a first step under the IRP, our information technology team assesses the reported risk or breach and escalates it to our Incident Response Team (IRT), as appropriate. The IRT is comprised of the members of our Cybersecurity Oversight Team and other critical business function leaders, including members of our legal and communications teams. Following notification from our information technology team, the IRT is responsible for continuing to assess the suspected risk or breach to determine its potential impact on our organization, systems and data. Based on that assessment, the IRT may raise the incident or breach to other members of management or the audit committee for further review and triage.

Item 2. Properties

We lease office space for our corporate headquarters, which is located in Cambridge, Massachusetts. We believe our leased office space is adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

As of December 31, 2025, we were not party to any material legal proceedings.

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

Holders of Our Common Stock

As of February 19, 2026, there were approximately 5 holders of record of shares of our Class A common stock and 2 holders of record of shares of our Class B common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Stock Performance Graph

The stock performance graph below compares the performance of our common stock to The Nasdaq Biotechnology Index (Nasdaq Biotechnology) and The Nasdaq Composite Index (Nasdaq Composite) from July 29, 2021 to December 31, 2025. The comparisons assume an investment of $100 in our Class A common stock and in each of the foregoing indices, and assume reinvestment of dividends, if any. The comparisons shown in the stock performance graph below are based upon historical data and are not necessarily indicative of, nor are they intended to forecast, the potential future performance of our common stock. The following stock performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Cumulative Total Return
Among Nuvalent, Inc., Nasdaq Composite
and Nasdaq Biotechnology
$600
$500
$400
$300
$200
$100
$0
7/2021
12/2021
12/2022
12/2023
12/2024
12/2025
Nuvalent, Inc.
Nasdaq Composite
Nasdaq Biotechnology

Recent Sales of Unregistered Securities

There were no shares of equity securities sold or issued by us during the period covered by this Annual Report that were not registered under the Securities Act, and that were not previously reported in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from October 1, 2025 to December 31, 2025.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a detailed discussion of our business environment, please read Item 1. Business, included in this Annual Report. As a result of many factors, including those factors set forth in Item 1A. Risk Factors of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Candidate Overview

Zidesamtinib (NVL-520)

Our first lead product candidate, zidesamtinib (NVL-520), is being developed for patients with ROS proto-oncogene 1 (ROS1)-positive non-small cell lung cancer (NSCLC). Zidesamtinib is a novel ROS1-selective inhibitor designed with the aim to address the clinical challenges of emergent treatment resistance, central nervous system (CNS)-related adverse events, and brain metastases that may limit the use of currently available ROS1 tyrosine kinase inhibitors (TKIs). Zidesamtinib has received U.S. Food and Drug Administration (FDA) Breakthrough Therapy designation for the treatment of patients with locally advanced or metastatic (advanced) ROS1-positive NSCLC who have previously been treated with two or more prior ROS1 TKIs, and orphan drug designation for ROS1-positive NSCLC.

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

In September 2023, we announced the initiation of the Phase 2 portion of the ARROS-1 clinical trial, following alignment with the FDA on a recommended Phase 2 dose (RP2D) of 100 mg once daily (QD). The Phase 2 portion of the ARROS-1 clinical trial is designed to evaluate the safety and activity of zidesamtinib in patients with advanced ROS1-positive NSCLC and other solid tumors, examining several specific cohorts of patients based on the prior anti-cancer therapies that such patients have received. The Phase 2 cohorts have been designed to support potential registration in TKI-naïve and/or TKI pre-treated ROS1-positive NSCLC patients.

Between September 2023 and June 16, 2025, 435 patients were enrolled in the Phase 2 portion of the ARROS-1 clinical trial. In June 2025, we announced positive pivotal data for zidesamtinib in TKI pre-treated patients with advanced ROS1-positive NSCLC from the global ARROS-1 Phase 1/2 clinical trial, and in September 2025, we presented the pivotal dataset at the International Association for the Study of Lung Cancer 2025 World Conference on Lung Cancer. The primary efficacy analysis population for this pivotal dataset consisted of 117 TKI pre-treated patients with advanced ROS1-positive NSCLC with measurable disease who received zidesamtinib at the RP2D by May 31, 2024, with duration of response (DOR) follow-up of at least 6 months available for nearly all responders.

In June 2025, we also shared preliminary data from the Phase 2 TKI-naïve cohort in the ARROS-1 clinical trial, in which enrollment is ongoing. Encouraging preliminary data were available for 35 TKI-naïve patients with advanced ROS1-positive NSCLC treated with zidesamtinib at RP2D as of August 31, 2024. As of June 16, 2025, a total of 104 patients had been enrolled in the ongoing TKI-naïve cohort of the ARROS-1 trial.

In November 2025, the FDA accepted for filing our New Drug Application (NDA) for zidesamtinib for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC who received at least 1 prior ROS1 TKI. The application has been assigned a Prescription Drug User Fee Act target action date of September 18, 2026. Additionally, we plan to submit data from the ongoing TKI-naïve cohort in the Phase 2 portion of the ARROS-1 clinical trial to the FDA to support a potential label expansion of zidesamtinib in TKI-naïve patients with advanced ROS1-positive NSCLC in the second half of 2026.

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

Our ALKOVE-1 clinical trial is a first-in-human global Phase 1/2, multicenter, open-label, dose-escalation and expansion study evaluating neladalkib as an oral monotherapy in patients with advanced ALK-positive NSCLC and other solid tumors. Dosing was initiated in the Phase 1 portion of the ALKOVE-1 clinical trial in June 2022. From June 2022 to February 2024, the Phase 1 portion of the ALKOVE-1 clinical trial enrolled 133 patients (131 NSCLC, 2 other solid tumors).

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

In July 2025, we announced the initiation of the ALKAZAR Phase 3 clinical trial with registrational intent for TKI-naïve patients with advanced ALK-positive NSCLC. The ALKAZAR clinical trial is a global, randomized, controlled trial designed to evaluate neladalkib versus the current standard of care. Patients are randomized 1:1 to receive neladalkib monotherapy or ALECENSA (alectinib) monotherapy, reflecting input from collaborating physician-scientists and alignment with global regulatory agencies. The ALKAZAR clinical trial is designed to enroll approximately 450 patients with TKI-naïve ALK-positive NSCLC. The primary endpoint is progression-free survival (PFS) based on Blinded Independent Central Review (BICR). Secondary endpoints include overall survival, PFS based on investigator’s assessment, time to intracranial response, and BICR assessment of intracranial objective response rate, intracranial duration of response, objective response rate, DOR, time to intracranial progression, and safety.

At the European Society for Medical Oncology Congress in October 2025, we presented preliminary data for neladalkib in patients with advanced ALK-positive solid tumors outside of NSCLC from the ongoing ALKOVE-1 clinical trial. Neladalkib demonstrated encouraging preliminary activity across a diverse set of ALK TKI-naïve and previously treated advanced ALK-positive solid tumors, and was considered generally safe and well-tolerated with a preliminary overall safety profile consistent with its ALK-selective, tropomyosin receptor kinase-sparing design, and with previously reported data.

In November 2025, we announced positive topline data for neladalkib in TKI pre-treated patients with advanced ALK-positive NSCLC from the global ALKOVE-1 Phase 1/2 clinical trial. The primary analysis population for this topline dataset consisted of 253 TKI pre-treated patients with advanced ALK-positive NSCLC with measurable disease who received neladalkib at the RP2D by September 30, 2024, with DOR follow-up of at least 6 months available for nearly all responders.

In November 2025, we also shared preliminary data from the Phase 2 exploratory cohort for TKI-naïve patients with advanced ALK-positive NSCLC from the ALKOVE-1 study. Encouraging preliminary data were available for 44 TKI-naïve patients with advanced ALK-positive NSCLC treated with neladalkib at RP2D as of August 29, 2025.

We have completed our pre-NDA meeting with the FDA and plan to move forward with an NDA submission of the data for TKI pre-treated patients with advanced ALK-positive NSCLC from our ALKOVE-1 study of neladalkib in the first half of 2026. We plan to present detailed study results at a future medical meeting.

NVL-330

Our third product candidate, NVL-330, is a brain-penetrant human epidermal growth factor receptor 2 (HER2)-selective inhibitor designed with the aim to address the combined medical needs of treating tumors driven by HER2 mutations and alterations, including HER2 exon 20 insertion mutations (HER2ex20), treating brain metastases, and avoiding treatment-limiting adverse events including due to off-target inhibition of wild-type epidermal growth factor receptor (EGFR). Preclinical data have shown that NVL-330 inhibited a broad range of HER2 oncogenic alterations, including HER2ex20, in cell-based assays, was brain penetrant and was selective for HER2 oncogenic alterations over the structurally related wild-type EGFR. Additionally, new preclinical data were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2025, further supporting NVL-330’s potentially differentiated brain-penetrant profile. Compared to several currently available and investigational HER2 TKIs in the same preclinical assays, NVL-330 demonstrated a favorable efflux ratio and brain partitioning, metrics that are potentially positive predictors of brain exposure in humans. In preclinical models of intracranial activity, NVL-330 induced deep intracranial regression in mice. In the same models, the approved therapies Enhertu (T-DXd) and Hernexeos (zongertinib) did not induce intracranial regression at their clinically relevant doses. Additionally, NVL-330 induced intracranial tumor regression in mice that had progressed in the CNS on zongertinib.

We are currently enrolling patients in the HEROEX-1 clinical trial, a global Phase 1a/1b, multicenter, open-label, dose-escalation and expansion trial evaluating NVL-330 in pre-treated patients with advanced HER2-altered NSCLC, including those with HER2ex20 mutations. In July 2024, we announced that the first patient was dosed with NVL-330 in the HEROEX-1 trial. The HEROEX-1 trial is evaluating the overall safety and tolerability of NVL-330. Additional objectives include determination of the RP2D, characterization of the pharmacokinetic profile, and preliminary evaluation of anti-tumor activity.

Discovery Programs

We have prioritized a number of additional small molecule research programs following an assessment of medical need. Research for these programs is ongoing, and we plan to disclose a new development candidate by year-end 2026.

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

We have incurred significant net losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of our product candidates. We reported net losses of $425.4 million, $260.8 million and $126.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $972.4 million. We expect to incur significant expenses for the foreseeable future in connection with ongoing activities, particularly if and as we:

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

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1.4 billion. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. Our existing cash, cash equivalents and marketable securities may not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. See “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Operating expenses

Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Research and development expenses

Research and development expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel engaged in research and development functions; costs incurred in connection with the advancement of our discovery programs and product candidates in preclinical and clinical studies, including under agreements with contract research organizations (CROs); and the cost of developing and scaling our manufacturing process, including under agreements with contract manufacturing organizations (CMOs), to manufacture drug substance and drug product for use in our research and preclinical and clinical studies and manufacture commercial-scale validation batches in preparation for the commercial launch of our product candidates that obtain regulatory approval.

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

We expect to incur substantial research and development expenses as we continue to advance zidesamtinib, neladalkib and NVL-330 in clinical development, and expand our discovery, research and preclinical activities in the near term and in the future. Although the ALKAZAR Phase 3 clinical trial, the Phase 2 portions of our ARROS-1 and ALKOVE-1 clinical trials and the HEROEX-1 Phase 1 clinical trial are ongoing, at this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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
•
establishing commercial manufacturing capabilities including making arrangements with CMOs; and
•
development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, commercial and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services, as well as expenses relating to commercialization preparation activities. We anticipate that our general and administrative expenses will increase over time as we increase our headcount to support the growth of our organization as well as prepare for the commercial launch of our product candidates that obtain regulatory approval.

Other income (expense)

Change in fair value of related party revenue share liability

We have a revenue sharing agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund IV, L.P. (collectively, Deerfield), each an investor in the Company, to pay Deerfield a fixed low single-digit percentage rate of net sales of certain commercial products. We account for the liability to Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss.

Interest income and other income (expense), net

Interest income and other income (expense), net consists of interest income earned on our cash, cash equivalents and marketable securities and other income (expense) unrelated to our core operations.

Results of Operations

The following discussion and analysis of our results of operations includes a comparison of the year ended December 31, 2025 to the year ended December 31, 2024. For the discussion and analysis of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on February 27, 2025 (the 2024 Form 10-K), which is incorporated herein by reference.

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses
Research and development	$306,970	$217,774	$89,196
General and administrative	107,337	62,594	44,743
Total operating expenses	414,307	280,368	133,939
Loss from operations	(414,307)	(280,368)	(133,939)
Other income (expense)
Change in fair value of related party revenue share liability	(55,220)	(17,940)	(37,280)
Interest income and other income (expense), net	44,735	38,316	6,419
Total other income (expense), net	(10,485)	20,376	(30,861)
Loss before income taxes	(424,792)	(259,992)	(164,800)
Income tax provision	585	764	(179)
Net loss	$(425,377)	$(260,756)	$(164,621)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Direct external research and development expenses by program:
Zidesamtinib	$59,519	$62,110	$(2,591)
Neladalkib	105,446	67,778	37,668
NVL-330	21,819	8,293	13,526
Discovery programs	11,875	9,178	2,697
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	95,987	62,594	33,393
Other	12,324	7,821	4,503
Total research and development expenses	$306,970	$217,774	$89,196

Research and development expenses were $307.0 million for the year ended December 31, 2025, compared to $217.8 million for the year ended December 31, 2024. The increase in direct external research and development expenses related to neladalkib of $37.7 million was primarily due to costs related to the ongoing Phase 2 portion of the ALKOVE-1 clinical trial and the Phase 3 ALKAZAR clinical trial, which was initiated in July 2025, and professional services. The increase in direct external research and development expenses related to NVL-330 of $13.5 million was primarily due to costs related to the ongoing HEROEX-1 Phase 1 clinical trial and manufacturing costs. The increase in personnel-related expenses of $33.4 million was primarily due to an increase of $16.7 million in stock-based compensation expense and an increase in headcount. For the years ended December 31, 2025 and 2024, stock-based compensation expense was $48.1 million and $31.4 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Personnel-related (including stock-based compensation)	$63,678	$42,106	$21,572
Professional and consultant fees	15,033	10,854	4,179
Commercial preparation and other	28,626	9,634	18,992
Total general and administrative expenses	$107,337	$62,594	$44,743

General and administrative expenses were $107.3 million for the year ended December 31, 2025, compared to $62.6 million for the year ended December 31, 2024. The increase in personnel-related expenses of $21.6 million was primarily due to an increase in headcount and an increase of $9.2 million in stock-based compensation expense. For the years ended December 31, 2025 and 2024, stock-based compensation expense was $38.4 million and $29.2 million, respectively. The increase in commercial preparation and other expenses of $19.0 million was primarily due to costs incurred in preparation for the potential commercial launch of our product candidates.

Other income (expense)

Change in fair value of related party revenue share liability

The change in fair value of the related party revenue share liability was $55.2 million and $17.9 million for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the change in fair value of the related party revenue share liability was due to changes in certain assumptions in the model used to calculate fair value such as the probability and timing of obtaining regulatory approval due to the progression of our product candidates in clinical development towards potential commercialization, and estimated future product revenues.

Interest income and other income (expense), net

Interest income and other income (expense), net for the years ended December 31, 2025 and 2024, consisted primarily of interest income of $44.8 million and $38.4 million, respectively. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses. We have not yet commercialized any of our product candidates and our ability to generate revenue from product sales will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of one or more of our product candidates. Through December 31, 2025, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes, debt financing from stockholders and proceeds from the sale of common stock in our public offerings. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1.4 billion and accounts payable and accrued expenses and other current liabilities of $91.2 million.

In November 2025, we issued and sold 4,950,496 shares of our Class A common stock in an underwritten public offering at a public offering price of $101.00 per share. We received net proceeds of $471.8 million, after deducting equity issuance costs and underwriting discounts and commissions.

The following discussion and analysis of a summary of our cash flows includes a comparison of the year ended December 31, 2025 to the year ended December 31, 2024. For the discussion and analysis that compares our summary of cash flows for the year ended December 31, 2024 to the year ended December 31, 2023, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K, which is incorporated herein by reference.

Cash Flows

The following table summarizes our cash flows for each of the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(275,209)	$(185,064)
Net cash used in investing activities	(124,077)	(573,514)
Net cash provided by financing activities	515,340	568,882
Net increase (decrease) in cash and cash equivalents	$116,054	$(189,696)

Operating activities

During the year ended December 31, 2025, operating activities used $275.2 million of cash, resulting from our net loss of $425.4 million adjusted for non-cash items, primarily stock-based compensation expense of $86.5 million, change in fair value of related party revenue share liability of $55.2 million and net accretion on marketable securities of $11.1 million, and net cash provided by changes in our operating assets and liabilities of $19.2 million. Our net loss was primarily due to clinical trial and manufacturing costs to support the development of our product candidates, personnel-related expenses due to the growth of our Company, costs related to professional services and costs incurred in preparation for the potential commercial launch of our product candidates, partially offset by interest income due to our cash, cash equivalents and marketable securities. Net cash provided by changes in our operating assets and liabilities was primarily due to increases in accounts payable and accrued expenses and other liabilities of $36.1 million, partially offset by increases in other assets and prepaid expenses and other current assets of $16.9 million.

During the year ended December 31, 2024, operating activities used $185.1 million of cash, resulting from our net loss of $260.8 million adjusted for non-cash items, including stock-based compensation expense of $60.6 million, change in fair value of related party revenue share liability of $17.9 million and net accretion on marketable securities of $14.7 million, and net cash provided by changes in our operating assets and liabilities of $11.8 million. Net cash provided by changes in our operating assets and liabilities was due to an increase in accrued expenses and other current liabilities of $26.9 million, partially offset by an increase in prepaid expenses and other current assets of $7.6 million, a decrease in accounts payable of $4.0 million, and an increase in other assets of $3.4 million.

Changes in prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other liabilities were generally due to growth in our business, the advancement of our research and development programs and the timing of vendor invoicing and payments.

Investing activities

During the year ended December 31, 2025, net cash used in investing activities was $124.1 million, primarily due to purchases of marketable securities of $1.1 billion, partially offset by proceeds from maturities of marketable securities of $932.8 million.

During the year ended December 31, 2024, net cash used in investing activities was $573.5 million, primarily due to purchases of marketable securities of $1.0 billion, partially offset by proceeds from maturities of marketable securities of $450.5 million.

Financing activities

During the year ended December 31, 2025, net cash provided by financing activities was $515.3 million, primarily due to proceeds from an underwritten public offering of $472.5 million, net of underwriting discounts and commissions, and proceeds from the exercise of options to purchase common stock of $42.0 million.

During the year ended December 31, 2024, net cash provided by financing activities was $568.9 million, primarily due to proceeds from an underwritten public offering of $540.5 million, net of underwriting discounts and commissions, and proceeds from the exercise of options to purchase common stock of $28.8 million.

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
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency and other comparable foreign regulatory authorities;
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

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1.4 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. Our existing cash, cash equivalents and marketable securities may not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

We have an obligation under a revenue sharing agreement with Deerfield to pay Deerfield a fixed low single-digit percentage rate of net sales of certain commercial products. We are also party to a revenue sharing agreement with our scientific founder, Matthew Shair, Ph.D., pursuant to which we were obligated to pay Dr. Shair 1.5% of net sales of certain commercial products. In December 2025, Dr. Shair assigned the revenue sharing agreement to Royalty Pharma plc (Royalty Pharma) and, as a result, any payments we are obligated to make under this agreement will be made to Royalty Pharma. See Note 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding our obligations under the revenue sharing agreements.

We lease office space for our corporate headquarters, which is located in Cambridge, Massachusetts. We enter into contracts in the normal course of business with our CMOs, CROs and other third parties to support research and development, commercial preparation, and other business activities. These contracts are generally terminable by us for convenience or for breach after reasonable cure periods.

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

Related party revenue share liability

We account for the related party revenue share liability with Deerfield at fair value. The revenue sharing agreement with Deerfield obligates us to pay a fixed low single-digit percentage rate of net sales of certain commercial products. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, Financial Instruments, we elected the fair value option. Each reporting period, we remeasure the liability to estimated fair value using a discounted cash flow model based on the most recent assumptions such as the probability and timing of product approval, future product revenues and discount rate. These assumptions are estimates and can change based on factors such as the progression of our product candidates in clinical development and potential commercialization, current market conditions, competition, estimated clinical benefit and pricing. Changes to these assumptions can result in a material impact to our consolidated financial statements. Changes in fair value in each reporting period are recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The estimated fair value as of December 31, 2025 and 2024 was determined to be $73.2 million and $17.9 million, respectively. We have not recorded any net sales and, as a result, have not paid any amounts under this obligation.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of services performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include activities with vendors in connection with preclinical and clinical development activities, CROs in connection with preclinical and clinical studies and testing, and CMOs in connection with the process development and scale up activities and the production of materials.

We base the expense recorded related to contract research, manufacturing, or other vendors on our estimates of the services received and efforts expended pursuant to the terms of the individual agreements with the CROs, CMOs, or other vendors that conduct services and supply materials. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. While the majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met, some require advance payments. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. We record these as prepaid expenses and other current assets and other assets on our consolidated balance sheets.

Stock-based compensation

We account for our stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (ASC 718). We have granted stock options and restricted stock units (RSUs), both of which are subject to service-based vesting conditions, and RSUs with performance-based vesting conditions (PSUs). In accordance with ASC 718, we recognize stock-based compensation expense in the consolidated statements of operations and comprehensive loss based on a stock-based award’s grant-date fair value.

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs and PSUs, the fair value is equal to the market price of a share of our Class A common stock on the grant date. We recognize forfeitures as they occur. Stock-based compensation expense for stock awards with service-based vesting conditions is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting period. Stock awards with service-based vesting conditions generally vest over three- or four-year service periods and stock options expire after ten years. Stock-based compensation expense for stock awards with performance-based vesting conditions is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the underlying stock award when the performance-based vesting condition is deemed probable to occur. We reassess the probability of vesting at each reporting period and adjust stock-based compensation expense, if applicable, based on our probability assessment.

We record stock-based compensation expense to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise and RSU and PSU vesting are newly-issued shares.

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

Expected Volatility — The expected volatility is based on our historical volatility and that of similar entities within our industry for periods corresponding with the expected term of the grant.

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

Stock-based compensation expense for stock awards with service-based vesting conditions was $86.5 million, $60.6 million and $25.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The performance-based vesting conditions under the PSUs have not been deemed probable to occur, and accordingly, no stock-based compensation expense has been recognized.

As of December 31, 2025, total unrecognized compensation cost, excluding unrecognized compensation costs related to PSUs, was $170.4 million, which is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2025, total unrecognized compensation cost related to PSUs was $11.1 million, which will be recognized when the performance-based vesting conditions are deemed probable to occur.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our cash, cash equivalents and marketable securities. As of December 31, 2025, we had $261.7 million in cash and cash equivalents and $1.1 billion in marketable securities classified as available-for-sale securities. We invest our excess cash in money market funds, commercial paper, corporate bonds, government and agency securities and U.S. treasury bills. We mitigate credit risk by maintaining a diversified portfolio, placing our cash with high credit quality financial institutions and limiting the amount of investment exposure as to maturity and investment type according to our investment policy. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nuvalent, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of the related party revenue share liability

As discussed in Note 4 to the consolidated financial statements, the Company’s related party revenue share liability balance as of December 31, 2025 was $73.2 million. As discussed in Note 2, the revenue share liability is remeasured at the end of each reporting period using a discounted cash flow model to calculate the estimated payments that could become due following commercialization. Assumptions in the model include but are not limited to probability and timing of product approval, future product revenues and discount rate.

We identified the assessment of the valuation of the related party revenue share liability as a critical audit matter. Subjective and challenging auditor judgment and specialized skills and knowledge were required to evaluate certain assumptions used to determine the fair value of the liability. These assumptions included probability and timing of product approval, future product revenues, and discount rate. The assessment of these assumptions was challenging because they were derived from unobservable inputs. Additionally, changes to probability and timing of product approval or future product revenues could have had a significant impact on the determination of the fair value.

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

Boston, Massachusetts
February 26, 2026

NUVALENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$261,745	$145,691
Marketable securities	1,110,207	972,611
Prepaid expenses and other current assets	20,474	14,146
Total current assets	1,392,426	1,132,448
Other assets	20,279	9,304
Total assets	$1,412,705	$1,141,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$30,158	$5,225
Accrued expenses and other current liabilities	61,013	48,795
Total current liabilities	91,171	54,020
Related party revenue share liability	73,160	17,940
Other liabilities	35	—
Total liabilities	164,366	71,960
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 72,804,111 shares and 65,909,564 shares issued and outstanding at December 31, 2025 and 2024, respectively	7	7
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at December 31, 2025 and 2024	1	1
Additional paid-in capital	2,218,407	1,616,895
Accumulated other comprehensive income (loss)	2,353	(59)
Accumulated deficit	(972,429)	(547,052)
Total stockholders’ equity	1,248,339	1,069,792
Total liabilities and stockholders’ equity	$1,412,705	$1,141,752

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating expenses
Research and development	$306,970	$217,774	$113,243
General and administrative	107,337	62,594	36,249
Total operating expenses	414,307	280,368	149,492
Loss from operations	(414,307)	(280,368)	(149,492)
Other income (expense)
Change in fair value of related party revenue share liability	(55,220)	(17,940)	—
Interest income and other income (expense), net	44,735	38,316	23,273
Total other income (expense), net	(10,485)	20,376	23,273
Loss before income taxes	(424,792)	(259,992)	(126,219)
Income tax provision	585	764	—
Net loss	$(425,377)	$(260,756)	$(126,219)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(5.85)	$(3.93)	$(2.17)
Weighted average shares of Class A and Class B common stock outstanding, basic and diluted	72,686,749	66,408,807	58,223,339
Comprehensive loss
Net loss	$(425,377)	$(260,756)	$(126,219)
Other comprehensive income (loss)
Unrealized gains (losses) on marketable securities	2,412	(90)	525
Comprehensive loss	$(422,965)	$(260,846)	$(125,694)

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	51,233,701	$5	5,435,254	$1	$623,543	$(494)	$(160,077)	$462,978
Issuance of common stock upon public offering, net	6,160,714	1	—	—	323,533	—	—	323,534
Issuance of common stock upon exercise of stock options	1,222,294	—	—	—	13,793	—	—	13,793
Issuance of common stock under employee stock purchase plan	13,187	—	—	—	387	—	—	387
Unrealized gains on marketable securities	—	—	—	—	—	525	—	525
Stock-based compensation expense	—	—	—	—	25,563	—	—	25,563
Net loss	—	—	—	—	—	—	(126,219)	(126,219)
Balances at December 31, 2023	58,629,896	$6	5,435,254	$1	$986,819	$31	$(286,296)	$700,561
Issuance of common stock upon public offering, net	5,750,000	1	—	—	540,011	—	—	540,012
Issuance of common stock upon exercise of stock options	1,518,096	—	—	—	28,834	—	—	28,834
Issuance of common stock under employee stock purchase plan	11,572	—	—	—	652	—	—	652
Unrealized losses on marketable securities	—	—	—	—	—	(90)	—	(90)
Stock-based compensation expense	—	—	—	—	60,579	—	—	60,579
Net loss	—	—	—	—	—	—	(260,756)	(260,756)
Balances at December 31, 2024	65,909,564	$7	5,435,254	$1	$1,616,895	$(59)	$(547,052)	$1,069,792
Issuance of common stock upon public offering, net	4,950,496	—	—	—	471,787	—	—	471,787
Issuance of common stock upon exercise of stock options and restricted stock unit vesting	1,925,600	—	—	—	42,037	—	—	42,037
Issuance of common stock under employee stock purchase plan	18,451	—	—	—	1,186	—	—	1,186
Unrealized gains on marketable securities	—	—	—	—	—	2,412	—	2,412
Stock-based compensation expense	—	—	—	—	86,502	—	—	86,502
Net loss	—	—	—	—	—	—	(425,377)	(425,377)
Balances at December 31, 2025	72,804,111	$7	5,435,254	$1	$2,218,407	$2,353	$(972,429)	$1,248,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVALENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(425,377)	$(260,756)	$(126,219)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	86,502	60,579	25,563
Net accretion on marketable securities	(11,107)	(14,669)	(10,109)
Change in fair value of related party revenue share liability	55,220	17,940	—
Other non-cash	345	—	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(6,342)	(7,563)	644
Other assets	(10,508)	(3,408)	(1,428)
Accounts payable	24,599	(4,049)	2,169
Accrued expenses and other liabilities	11,459	26,862	9,641
Net cash used in operating activities	(275,209)	(185,064)	(99,739)
Cash flows from investing activities
Purchases of marketable securities	(1,057,766)	(1,024,963)	(459,486)
Proceeds from maturities and sales of marketable securities	933,689	451,449	315,959
Net cash used in investing activities	(124,077)	(573,514)	(143,527)
Cash flows from financing activities
Proceeds from issuance of common stock, net	515,722	569,987	338,480
Payments of equity issuance costs	(382)	(483)	(856)
Payments of insurance costs financed by a third-party	—	(622)	(777)
Net cash provided by financing activities	515,340	568,882	336,847
Net increase (decrease) in cash and cash equivalents	116,054	(189,696)	93,581
Cash and cash equivalents at beginning of period	145,691	335,387	241,806
Cash and cash equivalents at end of period	$261,745	$145,691	$335,387

Supplemental disclosure of noncash investing and financing information:
Operating lease right-of-use asset	$798	$—	$—
Equity issuance costs	$336	$6	$—
Insurance premium financed by a third-party	$—	$—	$1,399

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

The Company has incurred recurring losses since inception, including net losses of $425.4 million, $260.8 million and $126.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had an accumulated deficit of $972.4 million. The Company expects to continue to generate net losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these consolidated financial statements.

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

Marketable securities

The Company accounts for marketable securities in accordance with FASB ASC Topic 320, Investments - Debt and Equity Securities. The Company’s marketable securities are classified as available-for-sale debt securities and recorded at fair value based on inputs that are observable, either directly or indirectly, such as quoted prices for identical securities in active markets (Level 1) or quoted prices for similar securities in active markets or inputs that are observable (Level 2). At the time of purchase, the Company classifies marketable securities with maturities of three months or less as cash equivalents on the consolidated balance sheets. The Company’s available-for-sale securities are classified as current assets as they are readily available to be converted to cash and for use in the Company’s current operations.

Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Realized gains and losses are recorded to other income (expense) in the consolidated statements of operations and comprehensive loss.

When the fair value is below the amortized cost of an available-for-sale security, the Company must determine if the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the Company determines that the decline in fair value below the amortized cost basis is due to credit-related factors, the Company measures the credit loss and recognizes an allowance for credit losses in the consolidated balance sheet and the credit-related impairment in the consolidated statements of operations and comprehensive loss. The allowance for credit losses is measured as the amount by which the amortized cost basis exceeds the present value of expected cash flows, limited to the difference between the amortized cost basis and the security’s fair value. The Company subsequently assesses whether the measurement of credit losses has increased or decreased and adjusts the allowance for credit losses with corresponding gains or losses recognized in the consolidated statements of operations and comprehensive loss. Impairments not relating to credit losses are recorded to other comprehensive income (loss).

If the Company intends to sell the available for sale security or it is more likely than not that the Company will be required to sell the security prior to the recovery of its amortized cost basis, then the allowance for the credit losses is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss.

Fair value option for related party revenue share liability

The Company has a revenue sharing agreement with Deerfield Healthcare Innovations Fund, L.P. and Deerfield Private Design Fund IV, L.P. (collectively, “Deerfield”), each an investor in the Company, to pay a fixed low single-digit percentage rate of net sales of certain commercial products, which represents a freestanding financial instrument. In accordance with FASB ASC Topic 825, Financial Instruments, the Company elected the fair value option. Accordingly, the related party revenue share liability was measured at fair value upon issuance and is remeasured at the end of each reporting period with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The fair value of the related party revenue share liability is estimated using a discounted cash flow model to calculate the estimated payments that could become due following commercialization. Assumptions in the model include but are not limited to the following: probability and timing of product approval, future product revenues and discount rate. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement.

Research and development and clinical trial accruals

Research and development costs are expensed as incurred. These consist primarily of salaries and related costs, including stock-based compensation, for personnel engaged in research and development functions; costs incurred in connection with the advancement of the Company’s discovery programs and product candidates in preclinical and clinical studies, including under agreements with contract research organizations (“CROs”); and the cost of developing and scaling the Company’s manufacturing process, including under agreements with contract manufacturing organizations, to manufacture drug substance and drug product for use in the Company’s research and preclinical and clinical studies and manufacture commercial-scale validation batches in preparation for the commercial launch of the Company’s product candidates that obtain regulatory approval.

Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and may be reflected in the consolidated balance sheets as prepaid or accrued expenses. Determining the prepaid and accrued expenses balances at the end of any reporting period incorporates certain judgments and estimates by management that are based on information available to the Company including information provided by employees and vendors regarding the progress to completion of specific tasks or costs incurred.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company has granted stock options and restricted stock units (“RSUs”), both of which are subject to service-based vesting conditions, and RSUs with performance-based vesting conditions (“PSUs”). In accordance with ASC 718, the Company recognizes stock-based compensation expense in the consolidated statements of operations and comprehensive loss based on a stock award’s grant-date fair value.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs and PSUs, the fair value is equal to the market price of a share of the Company’s Class A common stock on the grant date. The Company recognizes forfeitures as they occur. Stock-based compensation expense for stock awards with service-based vesting conditions is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting period. Stock awards with service-based vesting conditions generally vest over three- or four-year service periods and stock options expire after ten years. Stock-based compensation expense for stock awards with performance-based vesting conditions is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the underlying stock award when the performance-based vesting condition is deemed probable to occur. The Company reassesses the probability of vesting at each reporting period and adjusts stock-based compensation expense, if applicable, based on its probability assessment.

The Company records stock-based compensation expense to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the award. Shares issued upon stock option exercise and RSU and PSU vesting are newly-issued shares.

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

Recently adopted accounting pronouncements

Effective January 1, 2025, the Company prospectively adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) on an annual basis, which requires public entities to provide disclosure of specific categories in their income tax rate reconciliations, as well as disclosure of income taxes paid disaggregated by jurisdiction.

Recently issued accounting pronouncements

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

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal use software. The standard removes references to project stages and clarifies the criteria for capitalizing software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the impact of the adoption of this standard to be material to its consolidated financial statements or disclosures.

3. Marketable Securities

The following tables provide the amortized cost and fair value of the Company’s available-for-sale securities by security type (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$107,889	$17	$(22)	$107,884
Corporate bonds	772,457	2,233	(184)	774,506
Government and agency securities	207,684	340	(34)	207,990
U.S. treasury bills	19,824	3	—	19,827
	$1,107,854	$2,593	$(240)	$1,110,207

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$251,473	$12	$(176)	$251,309
Corporate bonds	468,673	532	(588)	468,617
Government and agency securities	162,783	132	(29)	162,886
U.S. treasury bills	89,741	60	(2)	89,799
	$972,670	$736	$(795)	$972,611

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Due within one year	$523,630	$524,421
Due after one year through three years	584,224	585,786
	$1,107,854	$1,110,207

There were no credit losses recorded during the years ended December 31, 2025, 2024 and 2023. Interest income for the years ended December 31, 2025, 2024 and 2023 was $44.8 million, $38.4 million and $23.3 million, respectively.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$251,567	$—	$—	$251,567
Marketable securities:
Commercial paper	—	107,884	—	107,884
Corporate bonds	—	774,506	—	774,506
Government and agency securities	—	207,990	—	207,990
U.S. treasury bills	—	19,827	—	19,827
	$251,567	$1,110,207	$—	$1,361,774
Liabilities:
Related party revenue share liability	$—	$—	$73,160	$73,160

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$135,902	$—	$—	$135,902
Marketable securities:
Commercial paper	—	251,309	—	251,309
Corporate bonds	—	468,617	—	468,617
Government and agency securities	—	162,886	—	162,886
U.S. treasury bills	—	89,799	—	89,799
	$135,902	$972,611	$—	$1,108,513
Liabilities:
Related party revenue share liability	$—	$—	$17,940	$17,940

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

The following table sets forth the changes in estimated fair value of the Company’s related party revenue share liability for the year ended December 31, 2025, which represents a Level 3 measurement within the fair value hierarchy (in thousands):

Estimated fair value as of December 31, 2024	$17,940
Change in fair value	55,220
Estimated fair value as of December 31, 2025	$73,160

The fair value of the related party revenue share liability was estimated using a discounted cash flow model to calculate the estimated payments that could become due following commercialization. Assumptions in the model include but are not limited to the following: probability and timing of product approval, future product revenues and discount rate. Changes in fair value each reporting period are recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. See Note 10 for additional information regarding the revenue sharing agreement with Deerfield.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued clinical and other research and development	$30,235	$25,555
Accrued manufacturing	10,976	11,511
Accrued employee compensation and benefits	16,935	10,452
Accrued other and other current liabilities	2,867	1,277
	$61,013	$48,795

6. Equity

In November 2025, the Company issued and sold 4,950,496 shares of its Class A common stock in an underwritten public offering at a public offering price of $101.00 per share (the “2025 Public Offering”). Upon the closing of the 2025 Public Offering, the Company received net proceeds of $471.8 million, after deducting equity issuance costs of $0.7 million in addition to underwriting discounts and commissions. In addition, the underwriters exercised their option in full to purchase an additional 742,574 shares of the Company’s Class A common stock (the “Additional Shares”) from Deerfield. The Company did not receive any proceeds from the sale of the Additional Shares by Deerfield.

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

7. Stock-Based Compensation

The Company recorded stock-based compensation expense within its consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development expenses	$48,097	$31,369	$11,600
General and administrative expenses	38,405	29,210	13,963
	$86,502	$60,579	$25,563

Under the 2021 Plan (as defined below), the Company has granted stock options, RSUs and PSUs. As of December 31, 2025, total unrecognized compensation cost, excluding unrecognized compensation cost related to PSUs, was $170.4 million, which is expected to be recognized over a weighted-average period of 2.3 years. Stock-based compensation expense for PSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the PSUs when the performance-based vesting condition is deemed probable to occur. The performance-based vesting conditions under the PSUs have not been deemed probable to occur, and accordingly, no stock-based compensation expense has been recognized. As of December 31, 2025, total unrecognized compensation cost related to PSUs was $11.1 million, which will be recognized when the performance-based vesting conditions are deemed probable to occur.

2021 equity incentive plan

In July 2021, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs (including PSUs), unrestricted stock awards, cash-based awards and dividend equivalent rights. The number of shares of Class A common stock reserved for issuance under the 2021 Plan is subject to increase on each January 1 thereafter by 5.0% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of Class A common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expired or are otherwise terminated (other than by exercise) under the 2021 Plan will be added back to the shares of Class A common stock available under the 2021 Plan. As of December 31, 2025, 8,244,716 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan (as amended and restated, the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount in accordance with the terms of the offering and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods. As of December 31, 2025, 2,322,110 shares remained available for issuance and sale under the ESPP.

Stock options

The following table presents the range of assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2025	2024	2023
Weighted average expected option term (years)	6.0	6.0	6.0
Range of expected stock price volatility	70% — 71%	72% — 76%	76% — 82%
Weighted average expected stock price volatility	71%	75%	80%
Range of risk-free interest rate	3.7% — 4.4%	3.5% — 4.6%	3.4% — 4.7%
Expected dividend rate	0%	0%	0%

The following table summarizes the Company’s stock option activity since December 31, 2024:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2024	7,980,047	$28.93	7.45	$398,407
Granted	1,544,070	$78.51
Exercised	(1,672,786)	$25.13
Cancelled or forfeited	(133,690)	$73.63
Outstanding as of December 31, 2025	7,717,641	$38.90	6.90	$476,355
Exercisable as of December 31, 2025	4,701,612	$22.06	5.95	$369,254

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $107.6 million, $102.3 million and $52.3 million, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the date of exercise.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $51.94 per share, $53.07 per share and $23.01 per share, respectively.

RSUs

The following table summarizes the Company’s RSU activity since December 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2024	716,921	$75.13
Granted	657,148	$78.05
Vested	(252,814)	$75.29
Forfeited	(30,139)	$77.97
Outstanding as of December 31, 2025	1,091,116	$76.77

The RSU activity above includes 141,935 of outstanding PSUs. The total fair value of RSUs vested during the year ended December 31, 2025 was $19.0 million. No RSUs vested during the years ended December 31, 2024 and 2023.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2025	2024	2023
Options to purchase common stock	7,717,641	7,980,047	8,034,755
RSUs	1,091,116	716,921	—
ESPP	18,400	—	—
	8,827,157	8,696,968	8,034,755

9. Income Taxes

All of the Company’s net losses have been generated in the United States. The Company recognized income tax provisions of $0.6 million and $0.8 million during the years ended December 31, 2025 and 2024, respectively, as a result of investment income earned in Nuvalent Securities Corporation. The Company recognized no income tax provision during the year ended December 31, 2023.

Reconciliation of federal statutory income tax rate to effective income tax rate

The Company has elected to prospectively adopt the guidance in ASU 2023-09. The following tables present reconciliations of the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the years ended December 31, 2025, 2024 and 2023 (dollar values in thousands):

	Year Ended December 31, 2025
U.S. federal statutory income tax rate	$(89,206)	21.0%
State and local income tax, net of federal (national) income tax effect	585	(0.1)%
Foreign tax effects	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	—	—%
Tax credits
Orphan drug credit	(27,137)	6.4%
R&D credit	1,061	(0.3)%
Changes in valuation allowances	114,819	(27.0)%
Nontaxable or nondeductible items
Section 162(m) limitation	12,316	(2.9)%
Stock-based compensation	(12,413)	2.9%
Permanent adjustments	113	—%
Changes in unrecognized tax benefits	—	—%
Other adjustments	447	(0.1)%
Effective income tax rate	$585	(0.1)%

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.7%	8.3%
Tax credits generated	14.3%	5.7%
Change in deferred tax asset valuation allowance	(45.8)%	(38.7)%
Stock-based compensation	3.6%	3.5%
Other	(0.1)%	0.2%
Effective income tax rate	(0.3)%	—%

During the years ended December 31, 2025, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

Net deferred tax assets

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$139,120	$56,677
Capitalized research and development	103,127	94,002
Research and development tax credit carryforwards	82,361	52,117
Change in fair value of related party revenue share liability	19,284	4,785
Stock-based compensation	14,225	9,705
Other, net	4,648	2,714
Total gross deferred tax assets	362,765	220,000
Valuation allowance	(362,495)	(220,000)
Total net deferred tax assets	270	—
Deferred tax liabilities:
Other	(270)	—
Total gross deferred tax liabilities	(270)	—
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards of $503.2 million and $531.1 million, respectively, which may be available to offset future taxable income. The federal net operating losses include $1.2 million which expire in 2037 and $502.0 million which carryforward indefinitely, but may only be used to offset 80% of annual taxable income. The state net operating losses expire at various dates beginning in 2037. As of December 31, 2025, the Company also had federal and state research and development tax credit carryforwards of $14.6 million and $14.1 million, respectively, and federal orphan drug credits of $56.5 million, which may be available to offset future tax liabilities. The federal and state research and development tax credit carryforwards and the federal orphan drug credits expire at various dates beginning in 2033.

Utilization of the U.S. federal and state net operating loss carryforwards, as well as the research and development tax credit carryforwards and federal orphan drug credits may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”), and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards, research and development tax credit carryforwards or the federal orphan drug credits would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards, research and development tax credit carryforwards or the federal orphan drug credits before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

Valuation allowance

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the net deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and that the Company has yet to commercialize any of its product candidates to generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period.

The valuation allowance increased by $142.5 million, $119.1 million and $48.8 million during the years ended December 31, 2025, 2024 and 2023, respectively, primarily as a result of increases in net operating loss carryforwards, research and development tax credit carryforwards, the change in fair value of related party revenue share liability and research and development costs capitalized under Section 174 of the IRC.

Unrecognized tax benefits and tax examinations

As of December 31, 2025 and 2024, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2022 to the present.

10. Commitments and Contingencies

Revenue sharing agreements

The Company has a revenue sharing agreement with Deerfield pursuant to which the Company is obligated to pay Deerfield a fixed low single-digit percentage rate of net sales of certain commercial products (the “Deerfield Revenue Sharing Agreement”). The Company is also party to a revenue sharing agreement with its scientific founder pursuant to which the Company was obligated to pay the scientific founder 1.5% of net sales of certain commercial products (the “Scientific Founder Revenue Sharing Agreement” and together with the Deerfield Revenue Sharing Agreement, the “Revenue Sharing Agreements”). In December 2025, the scientific founder assigned the Scientific Founder Revenue Sharing Agreement to Royalty Pharma plc (“Royalty Pharma”) and, as a result, any payments the Company is obligated to make under the Scientific Founder Revenue Sharing Agreement will be made to Royalty Pharma.

Under the Revenue Sharing Agreements, the payment obligation in respect of such products expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss (see Note 4). The Company accounts for the obligation to Royalty Pharma as a contingent liability and has not accrued any liability as of December 31, 2025 or 2024. The Company has not recorded any net sales and, as a result, has not paid any amounts under the Revenue Sharing Agreements.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, CROs, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

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

The following table sets forth the Company’s segment information (in thousands):

	Year Ended December 31,
	2025	2024	2023
Direct external expenses by program:
Zidesamtinib	$59,519	$62,110	$27,878
Neladalkib	105,446	67,778	31,894
NVL-330	21,819	8,293	10,634
Discovery programs	11,875	9,178	8,586
Personnel-related expenses	73,163	44,121	29,225
Stock-based compensation expense	86,502	60,579	25,563
General and administrative professional and consultant fees	15,033	10,854	6,423
Change in fair value of related party revenue share liability	55,220	17,940	—
Interest income	(44,794)	(38,372)	(23,277)
Other segment items(1)	41,009	17,511	9,293
Income tax provision	585	764	—
Consolidated net loss	$(425,377)	$(260,756)	$(126,219)

(1) Other segment items included in consolidated net loss include expenses for commercialization preparation activities, research and development consulting services, information technology, insurance, employee recruitment and other miscellaneous activities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, which audited the consolidated financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Director and Officer Trading Arrangements

The following table describes for the quarterly period ended December 31, 2025, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Alexandra Balcom (Chief Financial Officer)	Adoption (December 23, 2025)	Rule 10b5-1 trading arrangement	Sale	Until December 11, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 128,000 shares of Class A common stock
Henry Pelish (Chief Scientific Officer)	Adoption (December 11, 2025)	Rule 10b5-1 trading arrangement	Sale	Until November 30, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 116,306 shares of Class A common stock
James Porter (Chief Executive Officer)	Adoption (December 4, 2025)	Rule 10b5-1 trading arrangement	Sale	Until March 10, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 390,000 shares of Class A common stock
Anna Protopapas (Director)	Adoption (December 7, 2025)	Rule 10b5-1 trading arrangement	Sale	Until March 31, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 20,000 shares of Class A common stock

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Item 1 of this Annual Report on Form 10-K. The remaining information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders, which, for the avoidance of doubt, does not include the information required by Item 402(v) of Regulation S-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The financial statements, financial statement schedules, and exhibits filed as part of this Annual Report are as follows:

1. Financial Statements

See “Index to Consolidated Financial Statements” beginning on page 106 of this Annual Report.

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

Item 16. Form 10-K Summary.

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

NUVALENT, INC.

Date: February 26, 2026	By:	/s/ James R. Porter
James R. Porter, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Porter	President, Chief Executive Officer and Director	February 26, 2026
James R. Porter, Ph.D.	(Principal Executive Officer)

/s/ Alexandra Balcom	Chief Financial Officer	February 26, 2026
Alexandra Balcom	(Principal Financial Officer and Principal Accounting Officer)

/s/ Grant Bogle	Director	February 26, 2026
Grant Bogle

/s/ Michael L. Meyers	Director	February 26, 2026
Michael L. Meyers, M.D., Ph.D.

/s/ Christy Oliger	Director	February 26, 2026
Christy Oliger

/s/ Joseph Pearlberg	Director	February 26, 2026
Joseph Pearlberg, M.D., Ph.D.

/s/ Anna Protopapas	Director	February 26, 2026
Anna Protopapas

/s/ Ron Squarer	Director	February 26, 2026
Ron Squarer

/s/ Sapna Srivastava	Director	February 26, 2026
Sapna Srivastava, Ph.D.

/s/ Cameron A. Wheeler	Director	February 26, 2026
Cameron A. Wheeler, Ph.D.