Form 10-Q
period 2026-03-31
Nuvalent, Inc.
filed 2026-05-07
CIK 1861560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 73,562,661 shares of Class A common stock, $0.0001 par value per share, outstanding and 5,435,254 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug applications, New Drug Applications (NDAs), and final FDA approval of our current product candidates or any future product candidates;
•
the timing, scope or likelihood of foreign regulatory filings and approvals;
•
our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs and from one indication to other indications;
•
our estimates of the number of patients that we will enroll and our ability to initiate, recruit, and enroll patients in, conduct and successfully complete our clinical trials at the pace that we project;
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
•
the effect of public health emergencies, natural disasters or geopolitical events, including actual or threatened tariffs or other changes in trade policy, civil or political unrest or military conflicts, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, clinical trials and other product development activities; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

Except where the context otherwise requires or where otherwise indicated, the terms “Nuvalent,” “we,” “us,” “our,” “our Company,” “the Company,” and “our business” in this Quarterly Report refer to Nuvalent, Inc. and its consolidated subsidiary. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the symbols ® and ™. Nuvalent and associated logos are trademarks of Nuvalent. Other brands, names and trademarks contained in this Quarterly Report are the property of their respective owners.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUVALENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$159,733	$261,745
Marketable securities	1,127,743	1,110,207
Prepaid expenses and other current assets	20,461	20,474
Total current assets	1,307,937	1,392,426
Other assets	23,211	20,279
Total assets	$1,331,148	$1,412,705
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,136	$30,158
Accrued expenses and other current liabilities	58,915	61,013
Total current liabilities	81,051	91,171
Related party revenue share liability	75,730	73,160
Other liabilities	—	35
Total liabilities	156,781	164,366
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 140,000,000 shares authorized; 73,447,464 shares and 72,804,111 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	7	7
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 5,435,254 shares issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	2,257,422	2,218,407
Accumulated other comprehensive income (loss)	(1,355)	2,353
Accumulated deficit	(1,081,708)	(972,429)
Total stockholders’ equity	1,174,367	1,248,339
Total liabilities and stockholders’ equity	$1,331,148	$1,412,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$83,608	$74,418
General and administrative	35,799	20,394
Total operating expenses	119,407	94,812
Loss from operations	(119,407)	(94,812)
Other income (expense)
Change in fair value of related party revenue share liability	(2,570)	(1,430)
Interest income and other income (expense), net	12,866	11,817
Total other income (expense), net	10,296	10,387
Loss before income taxes	(109,111)	(84,425)
Income tax provision	168	157
Net loss	$(109,279)	$(84,582)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.39)	$(1.18)
Weighted average shares of Class A and Class B common stock outstanding, basic and diluted	78,670,371	71,607,546
Comprehensive loss
Net loss	$(109,279)	$(84,582)
Other comprehensive income (loss)
Unrealized gains (losses) on marketable securities	(3,708)	913
Comprehensive loss	$(112,987)	$(83,669)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	72,804,111	$7	5,435,254	$1	$2,218,407	$2,353	$(972,429)	$1,248,339
Issuance of common stock upon exercise of stock options and restricted stock unit vesting	643,353	—	—	—	10,135	—	—	10,135
Unrealized losses on marketable securities	—	—	—	—	—	(3,708)	—	(3,708)
Stock-based compensation expense	—	—	—	—	28,880	—	—	28,880
Net loss	—	—	—	—	—	—	(109,279)	(109,279)
Balances at March 31, 2026	73,447,464	$7	5,435,254	$1	$2,257,422	$(1,355)	$(1,081,708)	$1,174,367

	Class A		Class B		Additional	Accumulated Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	65,909,564	$7	5,435,254	$1	$1,616,895	$(59)	$(547,052)	$1,069,792
Issuance of common stock upon exercise of stock options and restricted stock unit vesting	415,489	—	—	—	4,554	—	—	4,554
Unrealized gains on marketable securities	—	—	—	—	—	913	—	913
Stock-based compensation expense	—	—	—	—	20,380	—	—	20,380
Net loss	—	—	—	—	—	—	(84,582)	(84,582)
Balances at March 31, 2025	66,325,053	$7	5,435,254	$1	$1,641,829	$854	$(631,634)	$1,011,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUVALENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(109,279)	$(84,582)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	28,880	20,380
Net accretion on marketable securities	(1,830)	(4,283)
Change in fair value of related party revenue share liability	2,570	1,430
Other non-cash	120	32
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3)	818
Other assets	(3,036)	(9,183)
Accounts payable	(7,688)	20,940
Accrued expenses and other liabilities	(2,133)	(373)
Net cash used in operating activities	(92,399)	(54,821)
Cash flows from investing activities
Purchases of marketable securities	(200,963)	(277,177)
Proceeds from maturities of marketable securities	181,549	302,594
Net cash provided by (used in) investing activities	(19,414)	25,417
Cash flows from financing activities
Proceeds from issuance of common stock	10,135	4,554
Payments of equity issuance costs	(334)	(6)
Net cash provided by financing activities	9,801	4,548
Net decrease in cash and cash equivalents	(102,012)	(24,856)
Cash and cash equivalents at beginning of period	261,745	145,691
Cash and cash equivalents at end of period	$159,733	$120,835

Supplemental disclosure of noncash investing and financing information:
Operating lease right-of-use asset	$—	$798

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

The Company has incurred recurring losses since inception, including net losses of $109.3 million for the three months ended March 31, 2026 and $425.4 million for the year ended December 31, 2025. As of March 31, 2026, the Company had an accumulated deficit of $1.1 billion. The Company expects to continue to generate net losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these condensed consolidated financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), on file with the SEC.

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

Recently issued accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, at annual and interim reporting periods, to disclose in a tabular format additional information about specific expense categories in the notes to the consolidated financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively or retrospectively. The Company does not expect the impact of the adoption of this standard to be material to its consolidated financial statements or disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software. The standard removes references to project stages and clarifies the criteria for capitalizing software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance may be applied prospectively, by a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or retrospectively. The Company does not expect the impact of the adoption of this standard to be material to its consolidated financial statements or disclosures.

3. Marketable Securities

The following tables provide the amortized cost and fair value of the Company’s available-for-sale securities by security type (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$124,045	$2	$(82)	$123,965
Corporate bonds	791,990	644	(1,707)	790,927
Government and agency securities	193,418	100	(316)	193,202
U.S. treasury bills	19,645	4	—	19,649
	$1,129,098	$750	$(2,105)	$1,127,743

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$107,889	$17	$(22)	$107,884
Corporate bonds	772,457	2,233	(184)	774,506
Government and agency securities	207,684	340	(34)	207,990
U.S. treasury bills	19,824	3	—	19,827
	$1,107,854	$2,593	$(240)	$1,110,207

The following table summarizes the amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
Due within one year	$580,387	$580,435
Due after one year through three years	548,711	547,308
	$1,129,098	$1,127,743

The Company’s available-for-sale securities are classified as current assets as they are readily available to be converted to cash and for use in the Company’s current operations. There were no credit losses recorded during the three months ended March 31, 2026 and 2025. Interest income for the three months ended March 31, 2026 and 2025 was $12.9 million and $11.8 million, respectively.

4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$147,708	$—	$—	$147,708
Marketable securities:
Commercial paper	—	123,965	—	123,965
Corporate bonds	—	790,927	—	790,927
Government and agency securities	—	193,202	—	193,202
U.S. treasury bills	—	19,649	—	19,649
	$147,708	$1,127,743	$—	$1,275,451
Liabilities:
Related party revenue share liability	$—	$—	$75,730	$75,730

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$251,567	$—	$—	$251,567
Marketable securities:
Commercial paper	—	107,884	—	107,884
Corporate bonds	—	774,506	—	774,506
Government and agency securities	—	207,990	—	207,990
U.S. treasury bills	—	19,827	—	19,827
	$251,567	$1,110,207	$—	$1,361,774
Liabilities:
Related party revenue share liability	$—	$—	$73,160	$73,160

Cash equivalents were valued by the Company based on quoted market prices for identical securities, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, government and agency securities, and U.S. treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three months ended March 31, 2026 and 2025, there were no transfers in or out of Level 3. The carrying values of the Company’s accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these liabilities.

The following table sets forth the changes in estimated fair value of the Company’s related party revenue share liability for the three months ended March 31, 2026, which represents a Level 3 measurement within the fair value hierarchy (in thousands):

Estimated fair value as of December 31, 2025	$73,160
Change in fair value	2,570
Estimated fair value as of March 31, 2026	$75,730

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued clinical and other research and development	$39,202	$30,235
Accrued manufacturing	7,896	10,976
Accrued employee compensation and benefits	8,213	16,935
Accrued other and other current liabilities	3,604	2,867
	$58,915	$61,013

6. Stock-Based Compensation

The Company recorded stock-based compensation expense within its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$16,103	$11,431
General and administrative expenses	12,777	8,949
	$28,880	$20,380

The Company has granted stock options and restricted stock units (“RSUs”), both of which are subject to service-based vesting conditions, and RSUs with performance-based vesting conditions (“PSUs”). As of March 31, 2026, total unrecognized stock-based compensation expense, excluding unrecognized stock-based compensation expense related to PSUs, was $226.2 million, which is expected to be recognized over a weighted-average period of 2.4 years. Stock-based compensation expense for PSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the PSUs when the performance-based vesting condition is deemed probable to occur. As of March 31, 2026, total unrecognized stock-based compensation expense related to PSUs was $33.6 million.

2021 equity incentive plan

In July 2021, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs (including PSUs), unrestricted stock awards, cash-based awards and dividend equivalent rights. Stock awards granted under the 2021 Plan with service-based vesting conditions generally vest over three- or four-year service periods, and stock options expire after ten years. As of March 31, 2026, 11,015,324 shares of Class A common stock remained available for future issuance under the 2021 Plan.

2021 employee stock purchase plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). The ESPP permits eligible employees to purchase shares of Class A common stock at a discount in accordance with the terms of the offering and consists of consecutive, overlapping 12-month offering periods, each consisting of two six-month purchase periods. As of March 31, 2026, 2,795,174 shares of Class A common stock remained available for issuance and sale under the ESPP.

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2025:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2025	7,717,641	$38.90	6.90	$476,355
Granted	512,198	$106.37
Exercised	(334,220)	$30.32
Cancelled or forfeited	(45,693)	$80.81
Outstanding as of March 31, 2026	7,849,926	$43.42	6.93	$465,509
Exercisable as of March 31, 2026	4,791,630	$24.21	5.95	$374,995

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $23.7 million and $11.8 million, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock on the date of exercise.

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $72.91 per share and $52.41 per share, respectively.

RSUs

The following table summarizes the Company’s RSU activity since December 31, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2025	1,091,116	$76.77
Granted	692,762	$106.73
Vested	(309,133)	$75.45
Forfeited	(17,907)	$94.81
Outstanding as of March 31, 2026	1,456,838	$91.08

The RSU activity above includes 368,757 of outstanding PSUs. The total fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $23.3 million and $14.6 million, respectively.

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

The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2026	2025
Options to purchase common stock	7,849,926	8,524,763
RSUs	1,456,838	999,083
ESPP	18,359	—
	9,325,123	9,523,846

8. Commitments and Contingencies

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

Under the Revenue Sharing Agreements, the payment obligation in respect of such products expires on the later of 12 years from the first commercial sale in a country or the expiration of the last-to-expire patent in that country. The Company accounts for the liability with Deerfield at fair value with changes recognized in the consolidated statements of operations and comprehensive loss (see Note 4). The Company accounts for the obligation to Royalty Pharma as a contingent liability and has not accrued any liability as of March 31, 2026 or December 31, 2025. The Company has not recorded any net sales and, as a result, has not paid any amounts under the Revenue Sharing Agreements.

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

The following table sets forth the Company’s segment information (in thousands):

	Three Months Ended March 31,
	2026	2025
Direct external expenses by program:
Zidesamtinib	$12,309	$15,551
Neladalkib	26,316	28,007
NVL-330	6,826	3,961
Discovery programs	2,803	2,133
Personnel-related expenses	23,590	14,928
Stock-based compensation expense	28,880	20,380
General and administrative professional and consultant fees	4,343	2,866
Change in fair value of related party revenue share liability	2,570	1,430
Interest income	(12,862)	(11,835)
Other segment items(1)	14,336	7,004
Income tax provision	168	157
Consolidated net loss	$(109,279)	$(84,582)

(1) Other segment items included in consolidated net loss include expenses for commercialization preparation activities, research and development consulting services, information technology, employee recruitment, and other miscellaneous activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 26, 2026 (2025 Form 10-K). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report and our other filings with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

In June 2025, we also shared encouraging preliminary data from 35 TKI-naïve patients with advanced ROS1-positive NSCLC treated with zidesamtinib at RP2D as of August 31, 2024 in the Phase 2 portion of the ARROS-1 clinical trial. As of June 16, 2025, a total of 104 patients had been enrolled in the ongoing TKI-naïve cohort of the ARROS-1 trial.

In November 2025, the FDA accepted for filing our New Drug Application (NDA) for zidesamtinib for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC who received at least 1 prior ROS1 TKI. The application has been assigned a Prescription Drug User Fee Act target action date of September 18, 2026. Additionally, we plan to submit data from the

TKI-naïve cohort in the Phase 2 portion of the ARROS-1 clinical trial to the FDA in the second half of 2026 to support a potential label expansion of zidesamtinib in TKI-naïve patients with advanced ROS1-positive NSCLC.

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

In April 2026, we announced the submission of our NDA for neladalkib in TKI pre-treated advanced ALK-positive NSCLC to the FDA. The application is based on data in TKI pre-treated patients with advanced ALK-positive NSCLC treated with neladalkib in the ALKOVE-1 study. In this population, neladalkib demonstrated encouraging overall activity, including intracranial responses, the ability to address key drivers of disease progression, and a generally well-tolerated safety profile consistent with its ALK-selective, TRK-sparing design. We plan to present pivotal data for neladalkib in TKI pre-treated patients with advanced ALK-positive NSCLC from the ALKOVE-1 study, in addition to preliminary data for TKI-naïve patients, during an oral presentation at the 2026 American Society of Clinical Oncology Annual Meeting.

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

We have incurred significant net losses since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of our product candidates. We reported net losses of $109.3 million for the three months ended March 31, 2026, and $425.4 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $1.1 billion. We expect to incur significant expenses for the foreseeable future in connection with ongoing activities, particularly if and as we:

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we may be unable to accurately predict the timing or amount of expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $1.3 billion. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. Our existing cash, cash equivalents and marketable securities may not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. See “—Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses
Research and development	$83,608	$74,418	$9,190
General and administrative	35,799	20,394	15,405
Total operating expenses	119,407	94,812	24,595
Loss from operations	(119,407)	(94,812)	(24,595)
Other income (expense)
Change in fair value of related party revenue share liability	(2,570)	(1,430)	(1,140)
Interest income and other income (expense), net	12,866	11,817	1,049
Total other income (expense), net	10,296	10,387	(91)
Loss before income taxes	(109,111)	(84,425)	(24,686)
Income tax provision	168	157	11
Net loss	$(109,279)	$(84,582)	$(24,697)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct external research and development expenses by program:
Zidesamtinib	$12,309	$15,551	$(3,242)
Neladalkib	26,316	28,007	(1,691)
NVL-330	6,826	3,961	2,865
Discovery programs	2,803	2,133	670
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	30,815	22,235	8,580
Other	4,539	2,531	2,008
Total research and development expenses	$83,608	$74,418	$9,190

Research and development expenses were $83.6 million for the three months ended March 31, 2026, compared to $74.4 million for the three months ended March 31, 2025. The increase in personnel-related expenses of $8.6 million was primarily due to an increase of $4.7 million in stock-based compensation expense and an increase in headcount. For the three months ended March 31, 2026 and 2025, stock-based compensation expense was $16.1 million and $11.4 million, respectively.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Personnel-related (including stock-based compensation)	$21,655	$13,073	$8,582
Professional and consultant fees	4,343	2,866	1,477
Commercial preparation and other	9,801	4,455	5,346
Total general and administrative expenses	$35,799	$20,394	$15,405

General and administrative expenses were $35.8 million for the three months ended March 31, 2026, compared to $20.4 million for the three months ended March 31, 2025. The increase in personnel-related expenses of $8.6 million was primarily due to an increase in headcount and an increase of $3.9 million in stock-based compensation expense. For the three months ended March 31, 2026 and 2025, stock-based compensation expense was $12.8 million and $8.9 million, respectively. The increase in commercial preparation and other expenses of $5.3 million was primarily due to costs incurred in preparation for the potential commercial launch of our product candidates.

Liquidity and Capital Resources

Since our inception, we have incurred significant net losses. We have not yet commercialized any of our product candidates and our ability to generate revenue from product sales will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and eventual commercialization of, one or more of our product candidates. Through March 31, 2026, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, the issuance of convertible notes, debt financing from stockholders and proceeds from the sale of common stock in our public offerings. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $1.3 billion and accounts payable and accrued expenses and other current liabilities of $81.1 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(92,399)	$(54,821)
Net cash provided by (used in) investing activities	(19,414)	25,417
Net cash provided by financing activities	9,801	4,548
Net decrease in cash and cash equivalents	$(102,012)	$(24,856)

Operating activities

During the three months ended March 31, 2026, operating activities used $92.4 million of cash, resulting from our net loss of $109.3 million adjusted for non-cash items, primarily stock-based compensation expense of $28.9 million, and net cash used by changes in our operating assets and liabilities of $12.9 million. Our net loss was primarily due to clinical trial and manufacturing costs to support the development of our product candidates, personnel-related expenses due to the growth of our Company, costs related to professional services and costs incurred in preparation for the potential commercial launch of our product candidates, partially offset by interest income earned on our cash, cash equivalents and marketable securities. Net cash used by changes in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other liabilities of $9.8 million and an increase in other assets of $3.0 million.

During the three months ended March 31, 2025, operating activities used $54.8 million of cash, resulting from our net loss of $84.6 million adjusted for non-cash items, primarily stock-based compensation expense of $20.4 million and net accretion on marketable securities of $4.3 million, and net cash provided by changes in our operating assets and liabilities of $12.2 million. Net cash provided by changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $20.9 million, partially offset by an increase in other assets of $9.2 million.

Changes in prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses and other liabilities were generally due to growth in our business, the advancement of our research and development programs towards potential commercialization and the timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2026, net cash used in investing activities was $19.4 million, due to purchases of marketable securities of $201.0 million, partially offset by proceeds from maturities of marketable securities of $181.5 million.

During the three months ended March 31, 2025, net cash provided by investing activities was $25.4 million, due to proceeds from maturities of marketable securities of $302.6 million, partially offset by purchases of marketable securities of $277.2 million.

Financing activities

During the three months ended March 31, 2026, net cash provided by financing activities was $9.8 million, primarily due to proceeds from the exercise of options to purchase common stock of $10.1 million.

During the three months ended March 31, 2025, net cash provided by financing activities was $4.5 million, primarily due to proceeds from the exercise of options to purchase common stock of $4.6 million.

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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $1.3 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. Our existing cash, cash equivalents and marketable securities may not be sufficient to fund all of our product candidates through regulatory approval, and we may need to raise additional capital to complete the development and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to fund our operations does not include potential product revenue and is based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Other Commitments

During the three months ended March 31, 2026, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in our 2025 Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2025 Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our cash, cash equivalents and marketable securities. As of March 31, 2026, we had $159.7 million in cash and cash equivalents and $1.1 billion in marketable securities classified as available-for-sale securities. We invest our excess cash in money market funds, commercial paper, corporate bonds, government and agency securities and U.S. treasury bills. We mitigate credit risk by maintaining a diversified portfolio, placing our cash with high credit quality financial institutions and limiting the amount of investment exposure as to maturity and investment type according to our investment policy. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2026, we were not party to any material legal proceedings.

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

In September 2025, we announced the completion of our New Drug Application (NDA) submission to the U.S. Food and Drug Administration (FDA) for zidesamtinib in tyrosine kinase inhibitors (TKI) pre-treated patients with locally advanced or metastatic (advanced) ROS1-positive non-small cell lung cancer (NSCLC) and subsequently, the FDA accepted for filing our NDA and assigned us a target action date of September 18, 2026 under the Prescription Drug User Fee Act (PDUFA). In April 2026, we announced the submission of our NDA for neladalkib in TKI pre-treated advanced ALK-positive NSCLC to the FDA. We cannot provide any assurances that the FDA will approve our NDA for zidesamtinib by the PDUFA target action date, or ever, or accept for filing, or if accepted, ever approve, our NDA for neladalkib. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial product at peak scale or have a third party do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, investors should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies at our stage of development in rapidly evolving fields. We will also need to continue our transition from a company with a primarily research and development focus to a company capable of undertaking commercial activities as we approach the PDUFA target action date for zidesamtinib or any PDUFA target action date assigned for neladalkib, if the FDA accepts for filing our NDA for neladalkib. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to successfully complete such a transition. While we are in the process of establishing a commercial infrastructure in preparation for a commercial launch of zidesamtinib and neladalkib, if one or both is approved, and have been incurring costs in connection with such preparations, there can be no assurance that we will be able to obtain marketing approval for zidesamtinib, neladalkib or any of our other product candidates. Even if we are able to do so, we may not generate any meaningful return from the investments we have made and expect to make in the development of our product candidates or in connection with preparations for the commercial launch of our product candidates. We expect that our costs will continue to increase over time as we expand our operations, including our commercialization efforts. If we obtain marketing approval for zidesamtinib, neladalkib or our other product candidates, we will incur significant sales, marketing, manufacturing and distribution expenses. In addition, we may not be successful in building out the commercial, medical affairs and other functional capabilities that we believe will be necessary to operate as a fully integrated commercial-stage biopharmaceutical company, and our failure to do so could have an adverse effect on our anticipated development and commercialization timelines and on our financial condition and results of operations. If we do not adequately address these risks and difficulties or successfully make a transition to a commercial-stage company, our business will suffer.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements and public offerings of securities. Our net losses were $109.3 million for the three months ended March 31, 2026, and $425.4 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $1.1 billion. Our ability to generate revenue from product sales will depend heavily on the successful clinical development of, receipt of marketing approval from regulatory authorities for, and commercialization of one or more of our product candidates. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to incur significant expenses and significant net losses for the foreseeable future. We anticipate that our expenses will increase over time as we prepare for the potential commercialization of zidesamtinib and neladalkib, including due to the impact of increased headcount, and to support our clinical and commercialization activities and expanded infrastructure, among other things. If we obtain marketing approval of zidesamtinib or neladalkib, we expect to incur further increased sales, marketing, distribution and manufacturing expenses. Further, the net losses we incur may fluctuate from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the pace of our development and commercialization activities and the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve our objectives relating to the discovery, development and commercialization of our product candidates.

We rely on our team’s expertise in chemistry, structure-based drug design, oncology drug development, business development and our patient-driven approach to develop our product candidates. Our business depends significantly on the success of our approach and the development and commercialization of the product candidates that we discover with this approach. We have been incurring commercialization expenses related to zidesamtinib and neladalkib, including costs associated with building a commercial infrastructure, and expect to incur additional commercialization expenses in advance of potentially receiving marketing approval for zidesamtinib and neladalkib. However, we currently have no products approved for commercial sale, and we have not generated any revenue to date. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

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

Until such time, if ever, that we can generate substantial product revenues, we may be required to finance our operations through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, including heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to public health emergencies, natural disasters or geopolitical events, including actual or threatened tariffs or other changes in trade policy, civil or political unrest or military conflicts. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may opportunistically seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are currently conducting Phase 1/2 clinical trials of zidesamtinib and neladalkib, a Phase 3 clinical trial of neladalkib, and a Phase 1 clinical trial of NVL-330. In November 2025, the FDA accepted for filing our NDA for zidesamtinib in TKI pre-treated patients with advanced ROS1-positive NSCLC and assigned us a target action date of September 18, 2026 under PDUFA. In April 2026, we announced the submission of our NDA for neladalkib in TKI pre-treated advanced ALK-positive NSCLC to the FDA. We cannot provide any assurances that the FDA will approve our NDA for zidesamtinib by the PDUFA target action date, or ever, or accept for filing, or if accepted, ever approve, our NDA for neladalkib.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by an institutional review board (IRB) or independent ethics committee (IEC) of the institutions in which such trials are being conducted, by a data monitoring committee for such trial or by the FDA or foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/IECs for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

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

In January 2025, in response to an executive order issued by President Trump relating to diversity, equity and inclusion programs, the FDA removed the draft DAP guidance from its website. A federal court order subsequently required the FDA to restore DAP guidance on its website, however, this issue, along with similar actions by the Trump administration to remove certain other healthcare webpages, remains subject to ongoing litigation. Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of NDAs.

Similarly, the regulatory landscape related to clinical trials in the European Union (EU) has evolved. The Clinical Trials Regulation (EU) No 536/2014 (the EU CTR), which was adopted in April 2014 and repealed the Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each EU Member State, to both the competent national health authority and an IEC, the CTR introduces a centralized process and only requires the submission of a single application to all Member States concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each Member State, leading to a single decision per Member State.

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

If we are unable to obtain marketing approval for any of our product candidates, our commercialization prospects and our business and financial condition would be materially adversely affected.

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

Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product candidate’s commercial potential. Even if approved, we may be required to conduct additional studies to verify or confirm the clinical benefits of our products. We have not obtained regulatory approval for any product candidate, nor have we submitted for regulatory approval for any product candidate other than zidesamtinib and neladalkib, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control.

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
•
the FDA, EMA or other comparable regulatory authorities may fail to approve companion diagnostic tests that may be required for our product candidates;
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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. For these clinical trials, we seek patients with specific genomic alterations that our product candidates are designed to precisely target. We cannot be certain (i) how many patients will have the requisite genomic alterations that qualify for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or, (iii) if regulatory approval is obtained, whether each specific genomic alteration will be included in the approved drug label. Additionally, we face competition, including from large pharmaceutical companies with significantly more resources than us, for enrollment of our precisely targeted patient populations, which may impact our ability to successfully recruit patients for our clinical trials. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our clinical trials.

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

We have never commercialized a product candidate as a company. While we are in the process of establishing a commercial infrastructure in preparation for a potential future product launch if one or more of our product candidates receives marketing approval, we may license certain rights with respect to our product candidates to collaborators, and, if we do, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to continue to build our own sales, marketing and supply organization or outsource these activities to a third party.

Factors that may affect our ability to commercialize our product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our approved product candidates, ensuring regulatory compliance of our Company, employees and third parties under applicable healthcare laws, and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization is expensive and time-consuming and failure to do so successfully could delay the launch of our product candidates upon approval. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenue from them, if approved, or be able to reach or sustain profitability.

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

For NVL-330, there are two HER2 inhibitors approved by the FDA for the treatment of HER2-altered NSCLC. Hernexeos (zongertinib) is indicated for the treatment of adult patients with unresectable or metastatic non-squamous NSCLC whose tumors have HER2 (ERBB2) tyrosine kinase domain (TKD) activating mutations, as detected by an FDA-authorized test. Hyrnuo (sevabertinib) is indicated for the treatment of adult patients with locally advanced or metastatic non-squamous NSCLC whose tumors have ERBB2 TKD activating mutations, as detected by an FDA-approved test, and who have received a prior systemic therapy. Additionally, Enhertu (T-DXd), an antibody-drug conjugate, has been approved by the FDA for the treatment of adult patients with unresectable or metastatic NSCLC whose tumors have activating ERBB2 mutations, as detected by an FDA approved test, and who have received a prior systemic therapy.

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

Our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe adverse events, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Physicians may be more willing to prescribe our competitors’ products for various reasons, and may rely on guidelines related to treatment of patients issued by medical societies, industry groups or other organizations, which may not include, and may never include, our products. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development and marketing more complicated. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of products we may develop, if approved, could be adversely affected.

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

We plan to initially seek approval of our product candidates in most instances for previously treated patients with advanced or metastatic cancer where at least one prior therapy has limited clinical benefit or where tumors have developed resistance to such therapy. For those product candidates that prove to be sufficiently safe and effective, if any, we would potentially expect to seek approval ultimately as a first-line TKI therapy. There is no guarantee that our product candidates, even if approved for previously treated patients, would be approved for an earlier line of therapy, and prior to any such approvals, we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement include whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process may require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional healthcare cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Such other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and healthcare costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see “—Current and future legislation may increase the difficulty and cost for us to obtain reimbursement for our product candidates;” and “—The prices of prescription pharmaceuticals in the U.S. and foreign jurisdictions are the subject of considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed for marketing.”

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

In addition, our product candidates may need companion diagnostic tests, which require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or products, will apply to companion diagnostics. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for our product candidates, if approved.

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

Our business exposes us to significant product liability and other risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability and other claims or incidents, such as cyber incidents and breaches, could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability and other insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to advancing our product candidates into later stages of development or marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial, product liability, and other types of insurance (such as cyber insurance) are becoming increasingly expensive and difficult to obtain. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability or other claims or incidents, including data breach and incidents, that could have an adverse effect on our business and financial condition.

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

Although the FDA accepted for filing our NDA for zidesamtinib in TKI pre-treated patients with advanced ROS1-positive NSCLC and assigned us a target action date of September 18, 2026 under PDUFA and we have submitted our NDA for neladalkib in TKI pre-treated advanced ALK-positive NSCLC to the FDA, we have not completed the regulatory approval process with the FDA, EMA or any other regulatory authority. The time required to obtain approvals from the FDA, EMA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can, and often does, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in applicable FDA, EMA or other regulatory policy during the period of drug development, clinical trials and regulatory review.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom (U.K.) as a result of the withdrawal of the U.K. from the EU, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (MHRA) is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). In April 2025, the U.K. Parliament adopted amendments to improve and strengthen the U.K.’s clinical trials regulatory regime, which took effect in April 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the EU CTR. Since the U.K. left the EU prior to the date on which the EU CTR took effect, the U.K. legal framework did not benefit from the same revisions as occurred at EU level.

At the same time, a new international recognition procedure (IRP) will apply, which intends to facilitate approval of pharmaceutical products in the U.K. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include the EMA and regulators in the European Economic Area (EEA) Member States for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). Should we or our collaborators seek to rely on the IRP to obtain regulatory approval in the U.K., any delay in obtaining, or an inability to obtain, any marketing approvals from RRs may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. In March 2026, the European Council endorsed the political agreement reached with the European Parliament and published the compromise text, which was then approved by the European Parliament’s Committee on Public Health, effectively concluding the interinstitutional negotiations. Formal adoption by the European Parliament and the European Council may occur in the third quarter of 2026, although the timing remains subject to change. The new rules introduce, among other things, reduced baseline duration of regulatory data protection, shorter baseline orphan designation, and an obligation to use best efforts to place products on the market at EU Member States’ request, and are expected to become applicable by the end of 2028, however, some provisions may apply earlier.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the FDA’s non-binding policies governing the distribution of scientific information on unapproved uses of approved products to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths, weaknesses, validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. In addition, under guidance from the FDA and the Pre-Approval Information Exchange Act, signed into law as part of the Consolidated Appropriations Act (CAA), companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates. We have and may in the future enter into collaborative agreements or other agreements with third parties, and we will be dependent on the sustained cooperation and effort of our collaborators in developing and obtaining clearance or approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory clearance or approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later-stage clinical trials may fail to support the analytical and clinical validation of the companion diagnostic and our collaborations or other agreements with third parties may not lead to the successful or efficient development of any companion diagnostics. We and our collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance, as well as additional challenges related to operating under a collaborative agreement or other agreement with a third party. If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, any diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the co-development or commercialization of our companion diagnostic and therapeutic product candidates.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for 10 selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these 10 drugs became effective on January 1, 2026. In January 2025, CMS announced its selection of 15 additional drugs covered by Medicare Part D for the second cycle of negotiations, and in November 2025, CMS released negotiated prices for such products that will go into effect beginning on January 1, 2027. In

January 2026, CMS announced its selection of 15 additional drugs payable under Medicare Part B or Part D for the third cycle of negotiations, for which negotiated prices will go into effect beginning on January 1, 2028. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. This litigation is ongoing and the results, and potential impacts on our business, are uncertain.

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

Additional laws are being considered and implemented at the state level. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. The CCPA imposed many requirements on businesses that process the personal information of California residents. Further, in November 2020, California voters passed the California Privacy Rights Act (CPRA), which significantly expanded the CCPA to incorporate additional GDPR-like provisions and create a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. While certain of our business activities will not be subject to these laws, it remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the APA “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has had and will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the HHS, FDA, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration has maintained that it is committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforce of key government agencies, such as the HHS, FDA, and CMS. Efforts by the current administration to limit federal agency spending or personnel may result in reductions to agency budgets, employees, and operations. The current administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. Further, the recent federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts to our business that are difficult to predict. Further, changes in the current administration’s policies and personnel may result in decisions contrary to or overriding those previously made by government personnel under prior administrations.

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

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug and clinical development, regulatory affairs, medical affairs, commercialization, sales and marketing. As of March 31, 2026, we had 234 full time employees. This growth will impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to successfully develop and, if approved, commercialize zidesamtinib, neladalkib, NVL-330 and any future product candidates developed from our discovery programs and other product candidates will depend, in part, on our ability to effectively manage current and any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Any inability to manage such growth could delay the execution of our business plans or disrupt our operations.

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

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and the import or export of raw materials and finished product candidates used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

While we are in the process of establishing a commercial infrastructure in preparation for a future product launch if one or more of our product candidates receives marketing approval, in order to successfully commercialize any product candidates, if approved, we must successfully build robust marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

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

Moreover, any issued patents we do obtain or in-license may be challenged, invalidated, or circumvented. We or our future licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO, or to a foreign patent office, or become involved in opposition, derivation, revocation, re-examination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by any patents we obtain and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Moreover, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents we may obtain. For these reasons and others, we may face competition with respect to our product candidates.

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
•
clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or supplies of our product candidates, if approved, not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•
the misappropriation of our proprietary information, including our trade secrets and know-how.

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

If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. As a result, our clinical trial supply or the commercial supply of our product candidates, if approved, could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our anticipated products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from them in order to have another third-party manufacturer manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior supply and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of supplies which could require the conduct of additional clinical trials or result in the delay or prevention of distribution of our product candidates, if approved, to commercial vendors. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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

Research, development and manufacturing activities for our product candidates involve the controlled use of potentially hazardous substances, including chemical materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. and local laws in other foreign jurisdictions governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

Until such time, if ever, as we can generate substantial product revenues, we may need to finance our operations through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through future strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

We incur significant costs as a result of operating as a public company, and our management is devoting substantial time to related compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are and will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, significant legal and financial compliance costs, and making some activities more time consuming. We have had to hire additional accounting, finance, and other personnel in connection with our status as a public company, and our management and other personnel devote a substantial amount of time to these compliance initiatives and we cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a Rule 10b5-1 trading arrangement) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended March 31, 2026.

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

NUVALENT, INC.

Date: May 7, 2026	By:	/s/ James R. Porter
James R. Porter
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Alexandra Balcom
Alexandra Balcom
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)